Form 10-Q
period 1999-09-30
ZAP COM CORP
filed 1999-12-20
CIK 1083243

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934


                      COMMISSION FILE NUMBER: NOT ASSIGNED

                               ZAP.COM CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          STATE OF NEVADA                                    C-76-0571159
  (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

     100 MERIDIAN CENTRE, SUITE 350
             ROCHESTER, NY                                       14618
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (716) 242-8600

                                -----------------

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X  NO    .
                                             ---    ---

NUMBER OF SHARES OUTSTANDING (LESS TREASURY SHARES) OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $0.001 PER SHARE, ON DECEMBER 15, 1999: 50,000,000

                               ZAP.COM CORPORATION
                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
            Unaudited Balance Sheets as of September 30, 1999 and
             December 31, 1998.........................................................................3

            Unaudited Statements of Operations for the
              three months and nine months ended September 30, 1999 and
              from April 2, 1998 (date of inception) through September 30, 1998 and the cumulative period from  April 2, 1998 (date of
              inception) to September 30, 1999.........................................................4

            Unaudited Condensed Consolidated Statements of Cash Flows for the
              nine months ended September 30, 1999 and from April 2, 1998 (date of inception) through December 31, 1998 and the cumulative period from April 2, 1998 (date of inception), to
              September 30, 1999.......................................................................5

            Notes to Unaudited Condensed Consolidated Financial Statements.............................6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATION...........................................................................................10

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.............................................................................14
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................15
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..............................................................15

SIGNATURES.............................................................................................16

EXHIBIT INDEX..........................................................................................28

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES

                               ZAP.COM CORPORATION
                          [A DEVELOPMENT STAGE COMPANY]

                            UNAUDITED BALANCE SHEETS

                                                               DECEMBER 31,  SEPTEMBER 30,
                                                                  1998         1999
                                                              ------------   ---------

                                     ASSETS
ASSETS:
Current assets:
Cash and cash equivalents...................................     $  --       $  23,401
                                                                 -----       ---------
  Total current assets......................................        --          23,401
Property and equipment......................................        --          38,882
                                                                 -----       ---------
          Total assets......................................     $  --       $  62,283
                                                                 =====       =========
                       LIABILITIES AND STOCKHOLDER'S DEFICIT

LIABILITIES:
Current liabilities:
Accounts payable............................................     $  --       $   8,114
Due to related party........................................        --          39,588
Accrued liabilities.........................................        --         320,436
Amounts due to stockholder and affiliates...................        --         106,476
                                                                 -----       ---------
  Total current liabilities.................................        --         474,614
Amounts due to stockholder and affiliates, net of current...       783       1,000,000
                                                                 -----       ---------
          Total liabilities.................................       783       1,474,614
                                                                 -----       ---------
COMMITMENT & CONTINGENCIES
STOCKHOLDER'S DEFICIT:
  Common stock, no par value, 25,000 shares authorized,
     1,000 shares issued and outstanding....................        10              10
  Deficit accumulated during the development stage..........      (793)     (1,412,341)
                                                                 -----       ---------
          Total stockholder's deficit.......................      (783)     (1,412,331)
                                                                 -----       ---------
          Total liabilities and stockholder's deficit.......     $  --       $  62,283
                                                                 =====       =========

   The accompanying notes are an integral part of these financial statements.

                               ZAP.COM CORPORATION
                          [A DEVELOPMENT STAGE COMPANY]

                       UNAUDITED STATEMENTS OF OPERATIONS

                                                                                                     CUMULATIVE
                                              FROM APRIL 2, 1998   FOR THE THREE   FOR THE NINE      FROM APRIL 2, 1998
                                             (DATE OF INCEPTION)   MONTHS ENDED     MONTHS ENDED     (DATE OF INCEPTION)
                                                   THROUGH         SEPTEMBER 30,    SEPTEMBER 30,    THROUGH
                                              SEPTEMBER 30, 1998   1999             1999              SEPTEMBER 30, 1999
                                             -------------------   -------------    -------------    ------------------
Revenues...................................       $      --         $       --       $       --         $      --
Expenses:
  General and administrative...............             793             745,813        1,411,548          1,412,341
                                                  ---------           ---------        ----------          ---------
                                                        793             745,813        1,411,548          1,412,341
                                                  ---------           ---------        ----------          ---------
Loss before income taxes...................            (793)          (745,813)       (1,411,548)        (1,412,341)
Benefit from income taxes (Note 5).........              --                  --               --                --
                                                  ---------           ---------        ----------          ---------
Net loss...................................       $    (793)        $ (745,813)      $(1,411,548)       $(1,412,341)
                                                  =========           =========        ==========          =========
Per share data (basic and diluted):
  Net loss per share.......................       $    (.00)        $     (0.2)      $      (.03)       $      (0.3)
                                                  =========           =========        ==========          =========
  Average common shares and common share
     equivalents outstanding...............      49,450,000         49,450,000        49,450,000         49,450,000
                                                  =========           =========         =========          =========

   The accompanying notes are an integral part of these financial statements.

                               ZAP.COM CORPORATION
                          [A DEVELOPMENT STAGE COMPANY]

                       UNAUDITED STATEMENTS OF CASH FLOWS

                                                                    FOR THE NINE            CUMULATIVE
                                          FROM APRIL 2, 1998        MONTHS ENDED        FROM APRIL 2, 1998
                                          (DATE OF INCEPTION)       SEPTEMBER 30,      (DATE OF INCEPTION)
                                      THROUGH SEPTEMBER 30, 1998         1999       THROUGH SEPTEMBER 30, 1999
                                      -------------------------     -------------   ---------------------
Cash flows used in operating
  activities:
  Net loss..........................            $(793)            $(1,411,548)        $(1,412,341)
  Adjustments to reconcile net loss
     to net cash used in operating
     activities:
     Depreciation...................               --                   9,687               9,687
     Changes in assets and
            liabilities
       Accounts payable   ...........               --                  8,114               8,114
       Accrued liabilities..........               --                 320,436             320,436
       Amounts due to stockholder and
             affiliates.....................       --                 106,476             106,476
                                                  -----               ---------         ---------
              Total adjustments.........            --                444,713             444,713
                                                  -----               ---------          ---------
       Net cash used in operating
          activities................             (793)               (966,835)           (967,628)
                                                -----               ---------           ---------
Cash flows used by investing
  activities
  Capital additions.................               --                  (8,981)             (8,981)
                                                -----               ---------           ---------
     Net cash flows used by
       investing activities.........               --                  (8,981)             (8,981)
Cash flows provided by financing
  activities
  Issuance of common stock..........               10                      --                  10
  Amounts due to stockholder and
     affiliates.....................              783                 999,217           1,000,000
                                                -----               ---------           ---------
  Net cash flows provided by
     financing activities...........              793                 999,217           1,000,010
                                                -----               ---------           ---------
Net change in cash and cash
  equivalents.......................               --                  23,401              23,401
Cash and cash equivalents at
  beginning of period...............               --                      --                  --
                                                -----               ---------           ---------
Cash and cash equivalents at end of
  period............................            $  --               $  23,401           $  23,401
                                                =====               =========           =========
Supplemental schedule of noncash
  investing activities
  Transfer of equipment from related
     party..........................            $  --               $  39,588           $  39,588
                                                =====               =========           =========

   The accompanying notes are an integral part of these financial statements.

ZAP.COM CORPORATION

                          [A DEVELOPMENT STAGE COMPANY]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. BUSINESS AND ORGANIZATION

     ZAP.COM Corporation (formerly known as Zap Internetworks, Inc), a Nevada corporation (the "Company", "ZAP.COM") was incorporated in April 1998 and is a wholly-owned subsidiary of Zapata Corporation ("Zapata"). ZAP.COM is a development stage company which was formed to engage in an Internet business through the development of the ZapNetwork, which will be a network of third party Web sites that deploy ZAP.COM's multifunctional banner, the Zap Box, (or other Internet Prospectus which ZAP.COM may develop or acquire in the future) on a perpetual basis through which ZAP.COM will distribute user content, advertising and e-commerce opportunities. The Company has not yet commenced significant operations, and its primary activity to date has been research and investigation of Internet related opportunities and the development of the Company's business model and the creation of its banner. In order to successfully execute its business model, the Company must acquire and integrate technology systems and infrastructure, contract with Web sites to join the Company's network, and complete the public registration of its common stock. The business model to be employed by the Company and its potential for profit is unproven. The Company may not raise the necessary capital to fund the investment needs of its business, thereby adversely effecting the Company's ability to grow its network unless additional capital is obtained through debt or equity financing. The Company anticipates incurring significant operating losses and capital expenditures for the foreseeable future. The Company has adopted a fiscal year-end of December 31.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The accompanying financial statements are presented as if the Company had existed as a corporation separate from Zapata Corporation for the periods presented and include the historical assets, liabilities, revenues and expenses that are directly related to the business that will comprise the Company's operations.

     General and administrative expenses reflected in the financial statements include allocations of certain corporate expenses from Zapata for which management took into consideration personnel, space, estimates of time spent to provide services, or other appropriate bases. Management believes the foregoing allocation of these costs were made on a reasonable basis; however, they do not necessarily equal the costs which would have been or will be incurred by the Company prospectively.

     The financial information included herein may not necessarily reflect the financial position and results of operations of the Company in the future or what the financial position and results of operations of the Company would have been had it been a separate, stand-alone company during the periods covered.

  Property, Equipment and Depreciation

     Property and equipment are stated at cost, less accumulated depreciation provided on a straight-line method over the estimated useful lives of the respective assets. The Company periodically evaluates its long-lived assets for impairment if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

  Earnings Per Share

     Statement of Financial Accounting Standards("SFAS") No. 128, "Earnings per Share" requires presentation of basic loss per share and diluted loss per share for all periods presented. If the warrants covering 2,000,000 and the options covering 578,000 shares of the Company's common stock, respectively issued subsequent to September 30, 1999 had been issued on or before that date, they would have been excluded from the calculation because they would be antidilutive.

  Start-up Costs

     In accordance with AICPA Statement of Position 98-5 -- Reporting on the Costs of Start-up Activities, the Company expenses all start-up activities, including organization costs, as they are incurred.

  Income Taxes

     The Company utilizes the liability method to account for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. The Company is included in Zapata's consolidated U.S. federal income tax return and its income tax effects are allocated to the Company in proportion to its contribution to consolidated taxable income.

     A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. Primary factors considered by management to determine the size of the allowance include the estimated taxable income level for future years and the limitations on the use of such carryforwards and expiration dates.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3. STOCKHOLDER'S DEFICIT

     The Company was incorporated in April 2, 1998 as a wholly-owned subsidiary of Zapata, through the issuance of 1,000 shares of no par value common stock. As of September 30, 1999 and December 31, 1998, the Company has accumulated a deficit during its development stage of $1,412,341 and $793, respectively. The Company will continue to incur a development stage deficit until it begins its planned operations, at which point, the Company will accumulate its operating results in retained earnings.

     In September 1999, Zapata advised the Company of the Zapata Board's intention to declare a dividend, payable to its stockholders, of one share of ZAP.COM common stock for every 50 shares of Zapata common stock on a record date to be determined. On October 26, 1999, a record date of November 5, 1999 was declared. The distribution was intended to be essentially ZAP.COM's initial public offering, which has as its primary purpose the creation of a public market for the Company's common stock and future access to public markets.

     In November 1999, the Company amended and restated its Articles of Incorporation to revise its capital structure. Subsequent to the amendment, ZAP.COM's authorized capital stock will be: (1) 1,500,000,000 shares of ZAP.COM common stock, par value $.001 per share and (2) 150,000,000 shares of preferred stock, par value $.01 per share. The Company's Board of Directors approved a 49,450 for one stock split immediately prior to the distribution.

     On November 12, 1999, Zapata distributed 477,742 shares of ZAP.COM common stock to its stockholders. In connection with the distribution, Zapata provided ZAP.COM with $9,000,000 as the capital contribution for its 49,450,000 shares of ZAP.COM common stock it owned subsequent to a 49,450 for one stock split which occurred on November 12, 1999 immediately prior to the distribution. The contribution consisted of $8,000,000 in cash and the forgiveness of $1,000,000 of inter-company debt. At the same time, Malcolm Glazer and Avram Glazer contributed $1,100,000 in exchange for 550,000 shares of ZAP.COM common stock.

NOTE 4. PROPERTY AND EQUIPMENT

     Property and equipment primarily consists of server and network equipment, the majority of which was transferred from a wholly owned subsidiary of Zapata. The equipment transfer was recorded at the cost basis of the assets to the transferor of approximately $40,000 on the transfer date of February 28, 1999. ZAP.COM depreciates these assets over their remaining useful life of approximately 5 years. The company recorded depreciation expense of approximately $10,000 for the seven month period ending September 30, 1999. No depreciation expense was recorded for the period ended December 31, 1998.

NOTE 5. INCOME TAXES

     For Federal income tax purposes start-up costs must be amortized over not less than 60 months. The Company has recognized a deferred tax benefit for start-up costs to be amortized over 60 months for tax purposes. However, as it is not more likely than not that the deferred tax asset will be utilized, management has established a full valuation reserve of approximately $494,000.

NOTE 6. RELATED PARTY TRANSACTIONS

     The Company has utilized the services of the management and staff of its sole shareholder, Zapata, during its start-up period. The actual payroll and related fringe benefit costs for these employees of approximately $261,000 was allocated to the Company using a percentage of time analysis.

     The Company also received server and network equipment from a related entity to operate its Webspace, the ZapNetwork and related projects. The Company recorded the assets at the cost to the transferor of approximately $40,000. No gain or loss was recognized on the transaction.

     During 1998, LFG, Inc. commenced a legal action against Zapata and Zap Corp. (a wholly-owned subsidiary of Zapata and an affiliate of the Company). The action alleged that Zapata and Zap Corp. were guilty of trademark infringement and other federal and state statutes because of their use of Zap trade name and the Internet domain name "Zap.com." In April 1999, Zapata and Zap Corp. reached an agreement in principal with LFG that secured a general release from the action in exchange for a cash payment and the furnishing of limited advertising for LFP on Zap Corp.'s Web site for a two year period. Additionally, LFG agreed not to sue or otherwise oppose the use by Zapata or its subsidiaries and successors and assigns for the use of the "Zap" mark in connection with specified activities including the use of the "Zap" mark in connection with the Company's network.

     As of and prior to September 30, 1999, ZAP.COM has satisfied all of its startup and offering costs with borrowings from Zapata. Effective November 12, 1999, Zapata forgave $1,000,000 in intercompany debt from the Company pursuant to the completion of the distribution. As a result, the Company has classified amounts payable to shareholder and affiliates of $1,000,000 as of September 30, 1999 as a long term liability as the Company has the intent not to repay the amounts in the next year. The remaining payable to Zapata of approximately $100,000 at September 30, 1999 is classified as a current liability as it will be repaid with proceeds from Zapata and the Glazer investments, respectively, which occurred in November 1999.

     On October 20, 1999, the Company granted to American Internetwork Sports Company, LLC stock warrants in consideration for sports related consulting services. American Internetwork Sports is owned by the siblings of the Company's president and Chief Executive Officer, Avram Glazer. The Company will record expense in accordance with FASB EITF 96-18. Accordingly, ZAP.COM will expense based on the then current fair value of the warrants at the end of each reporting period with adjustment of prior period expense to actual expense at each vesting date. Due to the variable nature of this method, ZAP.COM cannot predict the cost that will ultimately be recorded.

NOTE 7. OTHER SUBSEQUENT EVENTS

     During April 1999, the Company's Board of Directors and sole stockholder approved the Company's 1999 Long Term Incentive Plan. The 1999 Long Term Incentive Plan provides that awards may be made thereunder of stock options, restricted stock grants, stock appreciation rights and cash awards. At no time may the stocks or the stock based awards under the Plan exceed 16% of the Company issued and outstanding shares of common stock.

     On April 12, 1999 the Company granted to persons who are or who will become key executives or officers immediately following the Company's proposed rights offering for the purchase of up to 755,000 shares of common stock at an exercise price of $5.00 subject to the successful completion of the rights offering. The rights offering was abandoned in September of 1999. In October 1999, the Board amended the 1999 Incentive Plan to fix the number of shares subject to the plan at 3,000,000 shares. Subsequently, on October 20, 1999, the Company granted options to purchase up to 578,000 shares of ZAP.COM common stock at $2.00 per share to persons who are ZAP.COM executives and key employees. These options will vest ratably on an annual basis during the first three years following their issuance and have five year terms. ZAP.COM will account for these options pursuant to the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and will comply with the pro-forma disclosure provisions prescribed by Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation." In management's opinion, the exercise price of the options are equal to the fair value at the date of grant and accordingly, no compensation charge will be recorded by the Company. However, ZAP.COM expects to disclose a one time non-cash pro-forma compensation cost of approximately $300,000 ratably over three years determined by using an option pricing model prescribed for non-public entities and the following assumptions: the fair value of the Company stock at date of grant was $2.00 the expected life of the options is 5 years, and the risk free interest rate is 6.00%.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

OVERVIEW AND RESULTS OF OPERATIONS

     ZAP.COM is a development stage company that intends to build and grow the ZapNetwork, which will be a network of third party Web sites that deploy our multifunctional banner, the ZapBox or other Internet properties that we may acquire or develop on a perpetual basis through which Zap.com will distribute user content, advertising and e-commerce.

     From inception on April 2, 1998 through November 12, 1999, ZAP.COM operated as a wholly-owned subsidiary of Zapata. On November 12, 1999, ZAP.COM became a public company when Zapata distributed 477,474 shares of our common stock to its stockholders.

     Since its inception, ZAP.COM's operations consisted primarily of organizational and capital raising activities, research and analysis with respect to the Internet industry, creating and launching our homepage at www.zap.com and ZapBox 1.0 and, the development of strategic and commercial relationships.

     Our limited operating history makes it difficult to evaluate our business and prospects. You must consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, operating within the relatively new and rapidly evolving Internet environment. Our risks include, but are not limited to, an evolving and unpredictable business model, proper management of our growth, the implementation of our banner, the establishment of strategic and commercial relationships, increasing our employee base, building and maintaining the ZapNetwork, attracting and retaining customers, and the anticipation of and adaptation to changes in our market and competitive developments. We cannot assure anyone that we will be successful in addressing these or any other risks, and our failure to do so could have a material adverse effect on our business, financial condition and results of operations.

     As of September 30, 1999 ZAP.COM had generated no revenues and had incurred expenses and a cumulative operating loss of approximately $1,412,000 from date of inception, consisting primarily of payroll, legal, accounting and consulting fees. Of this amount, approximately $325,000 is attributable to the rights offering that ZAP.COM abandoned during September 1999. Since its inception, Zapata has provided ZAP.COM with all of the administrative personnel and services which it has required.

     ZAP.COM does not presently have any source of revenue. ZAP.COM's ability to generate revenue will depend on its ability to contract with Web sites to participate in the ZapNetwork and to successfully market its banner to customers. ZAP.COM cannot predict whether Web site owners will want to join the ZapNetwork. If ZAP.COM is unable to attract a sufficient number of Web site owners to its network, it will not be able to commence sales or generate revenues or sufficient revenues to become profitable.

     In November 1999, Zapata contributed to ZAP.COM $8,000,000 in cash and confirmed its forgiveness of $1,000,000 in inter-company debt. The entire contribution was allocated to the ZAP.COM common stock held by Zapata. Also in November 1999, Malcolm Glazer and Avram Glazer contributed $1,100,000 in cash as payment for 550,000 shares of ZAP.COM common stock.

     ZAP.COM expects that during the remainder of 1999 and in the year 2000 it will significantly increase the levels of its expenditures in connection with the development of a supporting infrastructure and network, the hiring of additional employees and the expansion of its business. Further, during this period, ZAP.COM also anticipates that it will have significant charges against earnings from the consideration to be paid Web site owners who join the ZapNetwork and from stock issued in connection with promotions or other events. Currently, ZAP.COM does not have any agreement, understanding or arrangement with any Web site owners to join the network. At any given time, however, we may be in discussions or negotiations regarding any of these opportunities.

     On October 20, 1999, ZAP.COM granted to persons who are ZAP.COM executives or key employees options to purchase up to 578,000 shares of ZAP.COM common stock at $2.00 per share exercise price. In addition, on October 20, 1999 ZAP.COM granted American Internetwork Sports stock warrants for the purchase of up to 2,000,000 shares of ZAP.COM common stock at a $2.00 per share exercise price in consideration for a three year commitment to provide sports related consulting services. These options and warrants will generally vest ratably on an annual basis during the first three years following their issuance and will have five year terms. ZAP.COM will account for these options pursuant to the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees" and will comply with the pro-forma disclosure provisions prescribed by Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation". In management's opinion, the exercise price of the options is equal to or below the fair value of the date of grant and accordingly, no compensation charge will be recorded by the Company. However, ZAP.COM will report a pro-forma one-time non-cash compensation charge of approximately $300,000 ratably over the vesting period determined by using an option pricing model prescribed for non-public entities and the following assumptions: the fair value of ZAP.COM's stock at date of grant was $2.00, the expected life of the options is 5 years, and the risk-free interest rate is 6.00%.

     In the case of the warrants granted to American Internetwork Sports, ZAP.COM will record expense in accordance with FASB Emerging Issues Task Force No. 96-18. Accordingly, ZAP.COM will record expense based on the then current fair value of the warrants at the end of each reporting period with adjustment of prior period expense to actual expense at each vesting date. Due to the variable nature of this method, ZAP.COM cannot predict the cost that it will ultimately record in connection with these warrants.

     Until ZAP.COM begins to recognize revenue from operations, it will continue to be considered in the development stage. ZAP.COM anticipates that, for the foreseeable future, it will incur substantial operating losses and negative cash flow as it executes its business model and acquires and integrates the necessary technology, systems and supporting infrastructure, increases the number of Web sites participating in its network, develops the brand name of its products and services and expands its business. The extent of these losses will depend, in part, on the amount and rates of growth in our revenue from advertisers, e-commerce relationships and other customers. As a result, we will need to generate significant revenue if profitability is to be achieved. To the extent that revenue does not grow at anticipated rates or that increases in our operating expenses precede or are not subsequently followed by commensurate increases in revenue, if we are unable to adjust operating expense levels accordingly, our business, results of operations and financial condition will be materially and adversely affected. There can be no assurance that our operating losses will not increase in the future or that we will ever achieve or sustain profitability.

     We believe that our revenue will be influenced by seasonal fluctuations because advertisers, who we expect to initially compose most of our customers, generally place fewer advertisements during the first and third calendar quarters of each year. In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. In addition, our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1999, ZAP.COM had approximately $23,000 in cash and cash equivalents. In November 1999, Zapata contributed to ZAP.COM $8,000,000 in cash and confirmed its forgiveness of $1,000,000 in inter-company debt, the proceeds of which ZAP.COM used in connection with start-up costs and costs incurred in connection with capital raising activities. Also in November 1999, Malcolm Glazer and Avram Glazer contributed $1,100,000 in cash as payment for 550,000 shares of ZAP.COM common stock. ZAP.COM expects to use the proceeds from these contributions to fund development of the ZapNetwork and anticipated operating losses and for general corporate purposes.

     As of the date of this filing ZAP.COM does not have a source of revenues and it does not expect to begin recognizing revenues until the ZapNetwork has grown to a size which makes sales commercially feasible. We cannot predict when ZAP.COM will commence sales or begin to recognize revenues.

     ZAP.COM expects to incur significant negative cash flow from operations for at least the first 12 months following the date of this prospectus. ZAP.COM, however, currently expects that the proceeds from the investments made by Zapata and the Glazers will be sufficient to support its growth and operations during at least this 12 month period. However, additional capital could be required in the next 12 months if unexpected costs arise or if we pursue ventures that enhance or accelerate our business development. If additional capital requirements arise, we may need to raise additional funds.

     On November 12, 1999, Zapata distributed to its stockholders 477,742 shares of our common stock. Our common stock is currently quoted in the OTC Electronic Bulletin Board under the symbol "ZPCM". We cannot assure you that the trading market for our stock will be sustained at its current levels or that a more active trading market for our common stock will develop.

     As part of its business strategy, ZAP.COM plans to make payments of cash, common stock or other securities or a combination of these to Web site owners who join the ZapNetwork. We expect to file a shelf registration statement covering 50,000,000 shares of common stock for these issuances and, if necessary, the public resale of these shares. If Web site owners are unwilling to accept ZAP.COM common stock, ZAP.COM may need to raise additional funds.

     We cannot guarantee that ZAP.COM will be able to raise sufficient capital if additional funds are necessary, or, if it can, that it will be able to do so on terms that it deems acceptable. In particular, potential investors may be unwilling to invest in ZAP.COM due to Zapata's voting control over ZAP.COM and the significant potential for percentage dilution of a potential investor's percentage ownership in our common stock presented by our business model. Zapata's voting control may be unattractive because it makes it more difficult for a third party to acquire us even if a change of control could benefit our stockholders by providing them with a premium over the then current market price for their shares. Failure of ZAP.COM to raise funds required to support the growth of its network would have a material adverse effect on ZAP.COM's business and its ability to generate and grow revenues and could result in a complete loss in the value of ZAP.COM common stock being offered with this prospectus. If we raise additional funds through the issuance of equity, equity-related or debt securities, these securities may have rights, preferences or privileges senior to those of the rights of our common stockholders, who would then experience dilution.

YEAR 2000

     Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems and software products will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies and governmental agencies may need to be upgraded to comply with Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

     State of Readiness. The only software and hardware currently employed by ZAP.COM consist of a financial accounting package and two servers, all of which are Year 2000 compliant. ZAP.COM's business, however, will be largely dependent on software and computer technology potentially subject to Year 2000 issues. ZAP.COM has and continues to plan to assess the Year 2000 readiness of the information technology ("IT") systems that it will be acquiring or that will be employed by third party service providers, including the hardware and software that enable delivery of data and programming to the ZapNetwork, and its non-IT systems. Prior to purchasing any hardware or software or engaging a third party, ZAP.COM has, and will continue to, assess, with the help of consultants, whether components which it proposes to purchase or which are to be employed by third party service providers will properly recognize dates beyond December 31, 1999. ZAP.COM does not anticipate that any hardware or software that it has or will purchase or license will have material problems in this regard as it will only purchase or license current versions of hardware and software provided by major vendors. Moreover, ZAP.COM has, and plans to continue to, secure appropriate contractual assurances from its software and hardware vendors and third party service providers that their software and hardware solutions are Year 2000 compliant. However, future guarantees of Year 2000 compliance may be impossible or too costly to obtain and we may find it necessary to obtain software or hardware which could experience a failure due to Year 2000 issues.

     ZapNetwork site participants may also be impacted by Year 2000 complications. Any failure by our network participants to make their sites Year 2000 compliant could result in an inability to deliver programming to the participant's sites. If a material number of network participants experience that trouble, it could have a material adverse effect on ZAP.COM's business and operations.

     Costs. To date, ZAP.COM has minimal expenditures in connection with identifying or evaluating Year 2000 compliance issues.

     Risks. ZAP.COM is not currently aware of any Year 2000 compliance problems relating to the IT or non-IT systems which it or third party service providers plan to employ that would have a material adverse effect on its business, prospects, results of operations and financial condition. We cannot guarantee that ZAP.COM will not discover Year 2000 compliance problems in hardware or software that it acquires or that is used by third party service providers which will require substantial revisions or replacements, all of which could be time consuming and expensive. The failure of ZAP.COM to fix or replace third party software, hardware or services on a timely basis could result in lost revenues, increased operating costs, the loss of customers and other business interruptions, any of which could have a material adverse effect on ZAP.COM's business and results of operations and financial condition. Moreover, the failure to adequately address Year 2000 compliance issues in its IT and non-IT systems could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time consuming to defend.

     In addition, there can be no assurance that governmental agencies, utility companies, Internet access companies, third party service providers and others outside ZAP.COM's control will be Year 2000 compliant. The failure by these entities to be Year 2000 compliant could result in a systemic failure beyond the control of ZAP.COM, like a prolonged Internet, telecommunications or electrical failure, which could also prevent ZAP.COM from delivering its services to its customers, decrease the use of the Internet or prevent users from accessing the ZapNetwork sites, which could have a material adverse effect on ZAP.COM's business, prospects, results of operations and financial condition.

     Contingency Plan. ZAP.COM does not have any Year 2000 contingency plans. Our failure to develop and implement, if necessary, an appropriate contingency plan could materially adversely affect our business and results of operations.

PART II. -OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               27.1 Financial Data Schedule

          (b)  Reports on Form 8-K:

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     ZAP.COM CORPORATION

                                                             (Registrant)

December 15, 1999                                    By: /s/ LEONARD DISALVO
                                                         -------------------
                                                  (Vice President and Chief
                                                 Financial Officer)