Form 10-K405
period 1999-12-31
ZAP COM CORP
filed 2000-03-30
CIK 1083243

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM                TO

                       COMMISSION FILE NUMBER: 000-27729

                              ZAP.COM CORPORATION
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                    NEVADA                                       76-0571159
       (STATE OF OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NUMBER
        INCORPORATION OR ORGANIZATION)

        100 MERIDIAN CENTRE, SUITE 350                             14618
          ROCHESTER, NEW YORK 14618                              (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (716) 242-8600
                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                              TITLE OF EACH CLASS

                         COMMON STOCK, $0.001 PAR VALUE
                            ------------------------

     On March 16, 1999, there were outstanding 50,000,000 shares of the Company's Common Stock, $0.001 par value. The aggregate market value of the Company's Common Stock held by non-affiliates of the Company is $7,699,561, based on the closing price in trading on March 16, 2000 for the Company's Common Stock as reported on the National Association of Securities Dealers over the counter bulletin board. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude the directors and corporate officers and holders of 5% or more of the Company's Common Stock. Such interpretation is not intended to be, and should not be construed as, an admission by the Registrant or such directors or corporate officers that such directors or corporate officers are "affiliates" of the Registrant, as that term is defined in the Securities Act of 1933.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] or No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's Information Statement for its 2000 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after December 31, 1999, are incorporated by reference in Part III (Items 10, 11, 12 and 13) of this Form 10-K. [ ]
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

                                                                         PAGE
                                                                         ----
Item 1.    Business....................................................   2
           General.....................................................   2
           Recent Events...............................................   2
           Industry....................................................   2
           The Zap.Com Solution........................................   4
           Business Strategy...........................................   4
           Building the ZapNetwork.....................................   5
           Web Site Owner Recruiting...................................   6
           Products and Services.......................................   6
           Domain Names................................................   7
           Operating Infrastructure and Technology Platform............   8
           Sales, Marketing and Customer Service.......................   8
           Strategic Partnerships & Relationships......................   8
           Employees...................................................   9
           Intellectual Property.......................................   9
           Competition.................................................  10
           Government Regulation and Legal Uncertainties...............  11
Item 2.    Properties..................................................  13
Item 3.    Legal Proceedings...........................................  14
Item 4.    Submission of Matters to a Vote of Security Holders.........  14

                                   PART II
Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters.........................................  15
Item 6.    Selected Financial Data.....................................  17
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................  17
           General.....................................................  18
           Liquidity and Capital Resources.............................  19
           Results of Operations.......................................  20
           Year 2000...................................................  21
           Significant Factors That Could Affect Future Performance and
           Forward Looking Statements..................................  21
Item 7.A.  Quantitative and Qualitative Disclosure About Market Risk...  37
Item 8.    Financial Statements and Supplementary Data.................  38
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................  51

                                  PART III
Item 10.   Directors and Executive Officers of the Registrant..........  51
Item 11.   Executive Compensation......................................  51
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................  51
Item 13.   Certain Relationships and Related Transactions..............  51

                                   PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................  51

The page numbers in this Table of Contents reflect actual page numbers not EDGAR page tag numbers.

                           FORWARD-LOOKING STATEMENTS

     CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. This document contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of such safe harbor provisions. Forward-looking statements, which are based upon certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words like "may," "will," "should," "expect," "anticipate," "estimate," "plan," "intend," "believe," "predicts," potential," "continue" and the negative of such terms or other similar or comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot assure you that our expectations will be correct. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. These risks and uncertainties, including, without limitation, the risks set forth under the caption "Significant Factors that Could Affect Future Performance and Forward-Looking Statements" appearing in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company assumes no obligation to upgrade forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Zap.Com Corporation was founded to create and operate a global network of independently owned Web sites that attract a diverse audience of Internet users. Our goal is to make the ZapNetwork a leading advertising and e-commerce platform by aggregating Internet users who frequent Web sites that are often overlooked by Internet advertisers. We plan to pursue this goal by offering a variety of services and benefits to users, Web site owners, advertisers and merchants that participate in the ZapNetwork. We will provide these services by deploying our proprietary Web application, the ZapBox on all ZapNetwork member sites on a perpetual basis.

     Zap.Com was incorporated in Nevada in 1998. Zap.Com's principal corporate offices are located at 100 Meridian Centre, Suite 350, Rochester, New York 14618

RECENT EVENTS

     Prior to November 12, 1999, we were a wholly-owned subsidiary of Zapata Corporation (NYSE: ZAP). On November 12, 1999, Zapata distributed 477,742 shares of our common stock to its stockholders leaving Zapata holding 98% of Zap.Com's common stock. On November 30, 1999, our stock began to trade on NASD's OTC Electronic Bulletin Board. In connection with the distribution, Zapata provided us with $9,000,000 as its capital contribution for 49,450,000 shares of our common stock. The contribution consisted of $8,000,000 in cash and the forgiveness of $1,000,000 of inter-company debt, which represented Zap.Com's organizational and development costs previously paid by Zapata. In addition, in November 1999 our President and Chief Executive Officer, Avram Glazer, and his father, Malcolm Glazer, who owns approximately 44% of Zapata's outstanding common stock, contributed $1,100,000 to us in exchange for 550,000 shares of our common stock.

     On March 14, 2000 we commenced solicitation of Web site owners to join the ZapNetwork and grant us certain rights with respect to their Web sites. This followed the declaration by the Securities and Exchange Commission ("SEC") on March 3, 2000, of the effectiveness of our registration statement on Form S-1, covering 20,000,000 share of our common stock (the "Offering Registration"). We intend to compensate Web site owners who join the ZapNetwork with payments of Zap.Com stock issued in this offering. Please see Item 1. "Business -- Business Strategy." As of the date of this document, we intend to sell shares in the offering only to Web site owners residing in the States of Colorado, Delaware, Florida, Georgia, Idaho, Illinois, Louisiana, Mississippi, Nevada, New York, Oregon, Rhode Island, South Carolina, Utah, Washington, Wisconsin and Wyoming. We have filed appropriate registrations for this offering in all of the other states (except Texas) but these registrations are not yet effective and there can be no assurance that they will become effective. We intend to commence solicitation of Web site owners in additional states in which the registrations become effective.

     Our registration statement, which the SEC declared effective on March 3, 2000, also covers up to an additional 30,000,000 shares of our common stock, which may be issued from time to time as payment for all or some portion of the purchase price for one or more acquisitions of companies, businesses or assets complementary to Zap.Com's existing business (including future acquisitions of rights granted with respect to one or more Web sites) or which may be offered in connection with promotion or similar events or for sale or other distribution by persons who require such shares in the acquisitions or promotional events or by the donees of such person or by other persons acquiring such shares (the "Shelf Registration").

INDUSTRY

     The Internet's rapid growth since its first commercialization in the late 1980's, is expected to continue for the foreseeable future. We believe that the number of Web users will grow from 111 million in the United States and over 219 million world wide in July 1999 to over 230 million in the United States and over 600 million world wide by the end of 2003. In addition, due in part to the Web's open nature, the number of Web sites has been proliferating at a rapid pace. Zap.Com believes that as of February 2000, the number of Internet domains (.com,
 .net, .edu and .org) had grown to approximately 8.1 million.

     With the explosion in both the number of users and Web sites, the Internet has emerged as a significant communications medium. This has resulted in more and more businesses using the Internet as a sales and distribution channel for commercial activities and as an information resource. To date, commercial applications on the Internet have involved mostly commerce, advertising and direct marketing.

     E-commerce has grown as a result of the increase in traffic, user's willingness to conduct on-line transactions and the types of products and service being distributed over the Internet. Consumers now trade securities, pay bills, purchase airline tickets, insurance, mortgages and consumer goods, among others, over the Internet. Zap.Com believes that this growth will continue with a projected increase in business to consumer e-commerce sales from an estimated $24.0 billion in 1999 to $75.0 billion in 2003.

     Dissemination of content, like newspapers, magazines and journals, through the Web has also experienced significant growth because of both the growing popularity of the medium and the attractiveness of Web-based advertising to the customers of content publishers. On-line advertising provides advertisers with the ability to target their messages to select audiences with specific interests and characteristics and to quickly modify a program's cost effectively in response to information received from dialogue with customers. The Web also allows the measurement of the effectiveness and response rates of advertisements and the tracking of the demographic characteristics of Web users, which tend to have attractive profiles. These valuable tools have not been lost on traditional advertisers, like consumer product companies and automobile manufacturers, who are increasing their use of on-line advertising. Zap.Com believes that the dollar value of Internet advertising in the United States will increase from an estimated $3.2 billion in 1998 to $11.5 billion in 2003.

     Internet-based direct marketing has also experienced rapid growth. The Internet allows point-of-sale promotions to be targeted to consumers and better evaluated based on the response rate of consumers (e.g., number of leads, number of sales or transactions as a percentage of promotions viewed, etc.). Direct marketers have the opportunity through the Internet to increase consumer response rates and decrease costs-per-transaction by high impact targeting and delivering of their campaigns. This can be much more cost efficient to the direct marketer than traditional mediums. Zap.Com believes that approximately $163 billion was spent on direct marketing initiatives in the United States in 1998.

     While the Web offers numerous opportunities, potential advertisers and e-commerce companies face a number of significant challenges to realizing this potential. These challenges arise from the fact that there are millions of Web sites (only a fraction of which are of significant size), the significant breadth of content available on the Web and the costs of transacting individually with a number of smaller, but desirable sites in order to reach a larger on-line audience. In addition, small Web sites do not typically maintain the special analytical tools that are necessary to evaluate and optimize the effectiveness of information delivery and to target appropriate users. Many of these Web sites also lack the technology to deliver information to a broad reach of Internet users. Potential advertisers and e-commerce companies seek to overcome these challenges by outsourcing their on-line needs to media representative firms whose business is to coordinate the sale of the on-line inventory of a number of related or unrelated Web sites.

     Web site owners face equally daunting challenges in capitalizing on the economic opportunities presented by the Web. Typically, Web site owners attempt to support, or profit from, their Web sites by selling Internet advertising or other commercial uses of their inventory. Many Web site owners who are too small or lack brand name value to justify an internal sales force or to attract the attention of a media representative firm, however, find this difficult because they do not have the resources necessary to employ, train and manage a sales force or to compete for experienced personnel in this highly competitive environment. As of December 1999, Zap.Com believes that 75% of Internet advertising dollars go to the 5 mostly highly trafficked Web sites and that 95% of the Internet advertising dollars go to the 50 mostly highly trafficked Web sites. Further, many Web site owners cannot afford, or do not have the ability to operate and maintain, the servers and technology necessary for targeted information delivery. Many Web site owners are unable to secure advertising from, or to service those persons who purchase on-line inventory. As a result, many Web site owners seek to outsource sales of their on-line inventory.

     Several business models have evolved to address the challenges faced by both Internet advertisers and others wishing to engage in Internet-based commercial activities and Web site owners. These models generally focus on centralizing the point of sale to the Web sites in one entity, which creates synergies for, and streamlines distribution and marketing operations of, Web sites belonging to the network and provides for more effective placement of advertisement.

     One business model involves organizations that act as advertising representatives for sites. These firms coordinate and facilitate the distribution of a customer's advertising on-line inventory over a large network of third party sites with high brand value, including premium Web sites. Some Internet search and navigational sites as well as Web site owners who offer a significant amount of content through their sites employ a model, which involves the distribution of advertising banners over a family of Web sites owned by them. Also, Web advertising companies are available which focus on technologies or services that allow companies to track and manage their own advertising campaigns or inventory. Another model is the "associate program" in which any Web publisher receives a referral fee for purchases originating from the publisher's Web site from a button that hyperlinks to the Web publisher's e-commerce site.

THE ZAP.COM SOLUTION

     Zap.Com plans to employ a business model that it believes addresses, in a unique and effective manner, both the challenges faced by Web site owners and advertising and e-commerce companies who desire to benefit from the Internet. This model is similar to existing business models in that it involves the creation of a network, however, it differs in that Zap.Com plans to acquire perpetual rights (subject to payment obligations) to space on independent Web sites where it will deploy the ZapBox, while the site's publisher retains the rights to all other aspects of the Web site.

     Zap.Com believes that its network structure will provide it with the benefits of both a potentially large and wide reaching network while retaining the individual creative talents of the Web site owners who belong to our network. Zap.Com further believes that this network structure will be attractive to Web site owners because, among other things, they will receive a direct economic benefit while retaining ownership and control of all aspects of their Web site not involving the ZapBox and have the potential to increase their traffic as a result of belonging to the network.

BUSINESS STRATEGY

     To implement its business model, Zap.Com plans to pursue the following key elements:

     Build the ZapNetwork. In order to reach a substantial audience, Zap.Com will seek to aggregate a significant number of independent Web sites for its network. Zap.Com intends to pursue Web sites that have appealing and diverse content, have an attractive base of unique users and meet other criteria established by Zap.Com. Zap.Com plans to compensate Web sites for joining the ZapNetwork with payments of Zap.Com common stock.

     Deploy the ZapBox. Zap.Com intends to deploy the ZapBox in the space acquired on the Web sites which join the ZapNetwork. The ZapBox is our proprietary Web application that provides portal-like functionality and content, such as news, sports, weather and horoscopes wrapped around an Internet advertising banner.

     Build Multiple Revenue Streams. Zap.Com intends to seek revenue from multiple sources, including advertising, e-commerce and other commercial activities. Zap.Com intends to achieve its revenue objectives by: (1) establishing and expanding a user base; (2) establishing the ability to target advertising, e-commerce and other commercial programming to demographically distinct user groups; (3) creating revenue-sharing commerce relationships; and
(4) entering into relationships with third-party content providers that pay Zap.Com for access to its users.

     Establish and Build Brand Loyalty. Zap.Com intends to advertise and promote its brands to potential advertising and e-commerce customers. Zap.Com plans to pursue this strategy through a variety of marketing and promotional techniques, which may include on-line and off-line advertising, conducting a public relations campaign and developing business alliances and relationships.

     Develop Strategic and Commercial Relationships. Zap.Com intends to develop and continue strategic and commercial relationships with third parties that will facilitate the execution of its business plan, like a media representation firm, an on-line inventory management company, Web site developers, Web site hosts, content providers, e-commerce and traditional businesses and other organizations. While Zap.Com may develop the ability to render some of these services internally, it also intends to continue developing strategic and commercial relationships to assure itself of adequate access to these services for the foreseeable future.

     Create a Superior Economic Model. Zap.Com believes that the business model which it plans to use has inherent economic advantages over other Internet networks. The ZapNetwork agreement which all Web sites joining the ZapNetwork must enter into reduces the risk of network participant turnover, maximizes the flexibility of the ZapBox for promotional and commercial activities and creates a potentially favorable cash flow model due to Zap.Com's right to retain all ZapNetwork generated revenues while alleviating it of the expenses and organizational complexities of operating and supporting a network of company-owned Web sites. Zap.Com believes that this strategy will result in a highly scalable business platform, from which it expects to be able to generate multiple revenue sources.

BUILDING THE ZAPNETWORK

     Zap.Com's goal is to build the ZapNetwork into a global network of independently owned Web sites that will deploy the ZapBox. Zap.Com will seek to attract Web sites to its network primarily through the benefits of the ZapBox and the payment of Zap.Com common stock to Web site owners. Please see Item 1. "Business -- Web Site Owner Recruiting."

     Zap.Com has taken a variety of information into account in developing the price which it will pay for the rights it seeks to acquire with respect to these independent Web sites. One source is information Zapata provided to Zap.Com which was compiled during Zapata's previous efforts to enter the Internet market. This information includes prices which various private Web sites were willing to be bought relative to various site performance measures. The second source is the market valuation of public companies that operate Web sites relative to their reported traffic.

     Zap.Com's ability to pay Web site owners for joining the ZapNetwork will largely depend upon the development of an orderly trading market in Zap.Com's common stock. Since November 30, 1999, the trading in Zap.Com's common stock has been thin. If an orderly trading market does not develop in Zap.Com's common stock, then Web site owners may be reluctant to accept stock as payment for joining the ZapNetwork and Zap.Com will have to raise additional capital in order to fund the growth of its network. Zap.Com cannot guarantee that an orderly trading market will develop in its stock or that, if necessary, it will be able to raise any, or a significant amount of additional capital. If either of these events occur, Zap.Com may be unable to grow the ZapNetwork.

     When Zap.Com issues stock in connection with the acquisition of Web site rights, the percentage of common stock owned by existing stockholders will experience dilution. These acquisitions will also negatively impact net income due to non-cash charges which Zap.Com expects to record against earnings following their consummation.

     The ZapNetwork currently consists of Zapata's www.word.com, www.charged.com and www.pixeltime.com and Zap.Com's home page, www.zap.com. Zapata has agreed to continue this arrangement until it is terminated by Zapata at its discretion. No legal or other financial obligations exist between Zapata and Zap.Com with respect to this arrangement. We are currently using this network as a beta testing environment for the development of the ZapBox and its underlying technologies.

WEB SITE OWNER RECRUITING

     Zap.Com believes that as of February 2000 over 8.1 million Internet domains existed. As a result, Zap.Com believes there are a number of Web sites that are viable candidates for the ZapNetwork. Although some highly desirable sites have already entered into network arrangements with third parties which commits their on-line advertising inventory, Zap.Com believes that many of these arrangements are non-exclusive or are terminable by Web site owners, making these sites candidates for the ZapNetwork.

     Zap.Com anticipates that the ZapNetwork will be attractive to Web site owners because it may, among other things, allow them to:

     - recognize direct value for their audience without giving up ownership or editorial control of their Web sites other than the space occupied by the ZapBox or another Zap.Com Internet property;

     - increase the value of their remaining rights to their Web sites to potential customers and acquirers as a result of potential increased traffic through cross-promoting and cross-linking with the ZapNetwork and potential increased "stickiness" on their Web site as a result of the
       ZapBox:

     - have the opportunity to participate in Zap.Com's potential future appreciation after receiving Zap.Com common stock as part of the consideration for joining the ZapNetwork.

     Zap.Com also believes that its network will be attractive to a number of Web site owners because many small and medium-sized Web sites do not have, or have limited, internal sales, billing, tracking and reporting capabilities. By joining the ZapNetwork, these sites will not need these capabilities to recognize value for their sites because Zap.Com will have responsibility for placement and reporting of the use of the banner space.

     Zap.Com does not initially intend to recruit or limit participation in its network to any particular type of Web site. In order to be eligible to join the ZapNetwork, an applicant must, among other things, own and maintain Web sites, which meet minimum unique user requirements and do not, in Zap.Com's opinion, display objectionable content. Zap.Com, however, will have sole discretion to determine whether a Web site may join its network.

     Zap.Com expects a significant number of Web site owners to apply to join the ZapNetwork. Zap.Com, however, has not confirmed this assumption. Zap.Com cannot guarantee you that any Web sites will want to join the ZapNetwork or that if any do, that a sufficient number would join the ZapNetwork so that Zap.Com can generate revenues, or do so at a level necessary to become profitable or generate a positive cash flow.

     Web site owners who join the Zap Network will enter into an agreement with Zap.Com which provides for the payment to the web site owner of a dollar amount in exchange for certain rights granted to Zap.Com with respect to the owner's web site. This dollar amount will be based on the nature of the web site owner's commitment (i.e., exclusive vs. non-exclusive) and the web site's number of average monthly unique users. The dollar amount will be paid in whole or in part by issuance of Zap.Com common stock over a seven year period based on a trailing 20 day average closing price as of the date of issuance.

     These rights will entitle Zap.Com to have at all times the ZapBox, or any other Internet properties we acquire or develop, appear and be immediately and fully apparent and prominently displayed without scrolling on each and every page of it's Web site within a defined area. The agreement provides that we will have sole control and discretion over all aspects of the Internet property deployed on the Web site, but that the Web site owner will retain control over all other aspects of the Web site.

PRODUCTS AND SERVICES

     Zap.Com's main product will initially be the ZapBox, a proprietary Web application which will be deployed on Web sites that join the ZapNetwork. Zap.Com provides a variety of content on the ZapBox. This content is made available in various forms of media, including graphics, animations, sound, text and user prompted interactions and is expected to offer search capabilities, general and channel-based content and community features, like chat rooms and e-mail, etc. and display advertisement, e-commerce and other commercial opportunities. The ZapBox permits users to click back to the Zap.Com home page or to other sites in the ZapNetwork. The links in the ZapBox will provide users numerous access points to the ZapNetwork which should enhance the traffic of Web sites that belong to our network. ZapBox 1.0, which was launched September 27, 1999, lets users search, send us feedback through e-mail, link to the Zap.Com home page and to other sites in the ZapNetwork. ZapBox 2.0 was launched on January 7, 2000 and added access to news, weather, sports and horoscopes as well as personalization capabilities. In addition, ZapBox 2.0 includes a rich media demo to familiarize new users with the ZapBox.

     Zap.Com has entered into an arrangement with Auragen Communications to develop the ZapBox, with iSyndicate, Inc. to deliver content and functionality for the ZapBox and with Direct Hit Technologies for search capabilities for the ZapBox and Zap.Com's homepage. Although ZapBox 1.0 and ZapBox 2.0 have been created and launched, we cannot predict when other releases, offering enhanced functionality, will be available or whether we will encounter difficulties in deploying the ZapBox across the ZapNetwork.

     Zap.Com will also seek to design its network so that customers can benefit from the dynamic matching, targeting and delivering functionality available on the technology which will serve its network. If successful, customers should be able to customize their delivery on the ZapNetwork through the ZapBox within specific categories of interest, on specific Web sites, or by targeting based on a variety of factors, including user interest, keyword choice and user geographical location.

     Zap.Com will be responsible for all aspects of the ZapBox or other Zap.Com Internet properties, which are deployed on ZapNetwork sites, including displayed content and advertising and e-commerce opportunities. Thus, Zap.Com will have the responsibility for programming and sales and marketing of these properties, while ownership of, and responsibility for, all other aspects of ZapNetwork Web sites will continue with the Web site owners.

     Zap.Com maintains a home page at www.zap.com that links to what Zap.Com believes to be some of the Internet's most popular Web properties. These links are categorized into interest specific categories like news, sports, entertainment, weather, finance, current events and travel. As the ZapNetwork grows, it will act as a directory to the sites in the network. Zap.Com plans to divide the Web sites that belong to the ZapNetwork into channels that segregate sites according to topic or audience groups. The home page is also expected to continue to display the then most recent release of the ZapBox.

DOMAIN NAMES

     Domain names are Internet "addresses." Zap.Com is currently the registered holder of 60 Internet domain names. The most important of these domain names is www.zap.com, which is the URL for our home page. The purpose to registering the domain names other than www.zap.com is to provide a medium through which Zap.Com can execute marketing activities. As of the date of this document, we have not developed operational sites for most of these other 59 domain names. These sites would support and compliment the content of ZapNetwork sites.

     Third parties have in the past and Zap.Com expects that third parties will in the future challenge Zap.Com's right to domain names registered in its name. Zap.Com cannot guarantee that it will succeed on these claims.

     The allocation and governance of domain names is generally regulated by Internet regulatory bodies like Network Solutions, Inc. These Internet regulatory bodies promulgate rules and regulations regarding domain names, which may change from time to time. The relationship between Internet regulatory bodies, the allocation and governance of domain names and laws protecting trademarks/service marks and similar proprietary rights is unclear and is in flux. The current system for registering, allocating and managing domain names has been the subject of much litigation, including trademark/service mark litigation, unfair competition and dilution litigation. Therefore, we cannot guarantee that Zap.Com's domain names will not lose their value, or that Zap.Com will not have to obtain entirely new domain names in addition to or in lieu of its current domain names if reform efforts result in a restructuring in the current system. Therefore, Zap.Com could lose its domain names or be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names, trademarks/service marks and other proprietary rights.

OPERATING INFRASTRUCTURE AND TECHNOLOGY PLATFORM

     Zap.Com's business is supported by a systems platform that is provided and maintained by third parties. For Zap.Com's ad servicing technology platform, we have chosen DoubleClick's Ad Center and Ad Server solutions. This platform enables Zap.Com to measure page views on the ZapNetwork and to rotate, change or target banner advertising on the ZapBox.

     To host and support the expansion and functionality of the ZapBox and other Zap.Com Internet properties, Zap.Com has contracted with EMC, Inc. to provide scalable hosting, Internet connectivity and database management services. Any disruption of Internet access provided to Zap.Com could prevent Zap.Com from operating or serving the ZapBox and could cause Zap.Com not to honor customer obligations and would harm Zap.Com's reputation. This would have a material adverse affect on Zap.Com's prospects, revenues and operating results.

     Our success will depend on the continuing and uninterrupted performance of our systems and those of third parties. Customers may become dissatisfied by any system failures that interrupt our ability to deliver programming on the ZapBox, including any failure to provide content, advertisements, e-commerce opportunities, etc. accurately to the targeted audience and without significant delay to the viewer. Sustained or repeated system failure would reduce the attractiveness of our network to potential customers and Web site owners who are potential network participants. Slower response time or system failures may also result from straining the capacity of software deployed for our network due to an increase in the volume of programming delivered to our network through its servers. To the extent that we do not effectively address any capacity constraints or system failures, our prospects revenues and operating results would be materially and adversely affected.

     The ZapNetwork will depend on Internet service providers, application service providers and the operators of ZapNetwork Web sites for points of access to the network. Internet service providers have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to systems employed by Zap.Com. Moreover, the Internet infrastructure may not be able to support continued growth in its use. Any of these problems could prevent Zap.Com from operating its network which would have a material adverse affect on its prospects, revenues and operating results.

SALES, MARKETING AND CUSTOMER SERVICE

     Zap.Com plans to conduct a marketing program that is aimed at attracting and retaining customers who use its network for advertising, e-commerce and other commercial activities. Zap.Com may use on-line or traditional media in conducting these programs. Zap.Com will also explore co-marketing agreements, where links to the Zap.Com home page will be featured on Web sites which are not a part of the ZapNetwork.

     Zap.Com plans to use a third party service provider to solicit potential advertising customers. We have selected CKG Media.Com, Inc. d/b/a Phase2Media to act as our exclusive sales agent in the solicitation of advertising sales for the ZapNetwork. We are currently negotiating a contract with Phase2Media and expect to enter into an agreement with that organization although we cannot guarantee that this will occur. If we are unable to reach an agreement with Phase2Media, we will need to locate a new sales agency and negotiate an acceptable arrangement.

     Zap.Com believes that its ability to establish and maintain long-term relationships with its customers and to encourage repeat use of its network by customers will depend, in part, on the strength of its support and service operations and staff. Furthermore, Zap.Com believes that frequent communication with and feedback from its customers and Web site owners who belong to its network will allow it to continually improve the ZapNetwork and related services. Zap.Com plans to offer an e-mail address to enable its constituents to request information and to encourage feedback and suggestions.

STRATEGIC PARTNERSHIPS & RELATIONSHIPS

     Zap.Com anticipates entering into a number of strategic and commercial relationships and partnerships with third parties in order to implement its business plan. As of the date of this document, we have contracted with DoubleClick, iSyndicate, Direct Hit Technologies, Auragen Communications, and EMC. While Zap.Com may develop internally the ability to render all of the outsourced services provided by these entities, Zap.Com intends to continue developing strategic relationships and partnerships so that it can have adequate access to those services for the foreseeable future.

EMPLOYEES

     As of the date of this document, Zap.Com has eight employees. Avram Glazer, our President and CEO, and Leonard DiSalvo, our VP-Finance and Chief Financial Officer, Marisa Bowe, Vice President -- Network Content, and Phil Jones, Director of Finance, currently devote a portion of their business time and attention to Zapata and a portion to Zap.Com. We expect to hire additional employees to assist in the operation of our business. Although the competition for skilled employees in the Internet industry is intense, Zap.Com does not now foresee problems in hiring qualified employees to meet its needs.

     Our senior management does not possess experience in acquiring or managing an Internet network business. Therefore, Zap.Com has relied, and expects to continue to rely, on consultants, service organizations and other professionals with Internet experience to assist it in executing its business model. Zap.Com will compensate those consultants, service organizations and other professionals at competitive rates. Presently there is no way to estimate the term of their service.

INTELLECTUAL PROPERTY

     Zap.Com regards its service marks, trademarks, trade dress, trade secrets and other intellectual property as critical to its success, and will rely on trademark law, patent law, trade secret protection and confidentiality and/or license agreements with its employees, customers, Web site owners who belong to the ZapNetwork and others to protect its proprietary rights. A provisional patent application has been filed with the United States Patent and Trademark Office for a business process patent which is directed to a unique Internet-based commerce method and system underlying Zap.Com's business model. A provisional patent application is a type of application under which a patent will not issue, but which provides a priority date for a regular patent application that is filed within a one year period following the filing of the provisional patent application. Zap.Com has also filed applications seeking registration of its service marks in the United States, including Zap.Com, ZapNetwork, ZapBox and My ZapBox. Zap.Com plans to file additional service mark applications in the future as it adopts and uses additional marks. Zap.Com cannot guarantee that any patent applications or trademark registrations will be approved. Even if they are approved, these patents or service marks might be successfully challenged or invalidated by others. Zap.Com also does not know if its current or future applications will be issued with the scope of claims it seeks. If a patent is issued on our pending application, it is possible that:

     - if there are variations in the application of the business model claimed in the patent to the products and services we offer in the future, the patent, if issued, may not be effective in preventing one or more third parties from utilizing a copycat business model to offer the same product or service in one or more categories; and

     - a competitor may develop and utilize a business model that appears similar to the system described in our patent application, but which has sufficient distinctions that it does not fall within the scope of any patent which may arise from that application.

     In the future we intend to file applications in appropriate foreign jurisdictions for trademarks/service marks that we adopt. Effective trademark, service mark, and trade secret protection may not be available in every country in which Zap.Com's products and services are made available electronically.

     We also generally enter into confidentiality agreements with our employees, consultants and corporate partners to control access to and distribution of proprietary information. We cannot guarantee that any of these persons will observe their confidentiality obligations or will not attempt to disclose, obtain or misappropriate Zap.Com solutions or technologies.

     Zap.Com may license to third parties in the future some of its proprietary rights, like trademarks/service marks. While Zap.Com will attempt to ensure that the quality of its brands are maintained by those licensees, licensees may take actions that materially adversely affect the value of Zap.Com's proprietary rights or reputation. We cannot guarantee you that the steps taken by Zap.Com to protect its proprietary rights will be adequate or that third parties will not infringe or misappropriate Zap.Com's trademarks, trade dress and other proprietary rights.

     The contracts that Zap.Com will seek with Web site owners who join the ZapNetwork will entitle Zap.Com to receive data derived from user activity on the owner's Web sites. This information together with direct user information derived from log files generated from the ZapBox will be collected and analyzed for targeting advertising, e-commerce and direct marketing programs as well as predicting performance of these programs. Although Zap.Com believes it has rights to use this information in its database, trade secret, copyright or other protections may not be available for this information.

     On August 17, 1998, LFG, Inc. d/b/a Zap Futures commenced an action against Zapata and another of its wholly-owned subsidiaries, Zap Corporation, in the United States District Court for the Northern District of Illinois. LFG alleged that Zapata and Zap were guilty of trademark infringement, trademark dilution and unfair competition under the federal Lanham Act and various Illinois statutes. The action arose out of the use by Zapata and Zap of the Zap trade name and the Internet domain name "Zap.Com" for its Internet Web site and its linking of that Web site to other Web sites owned by LFG competitors. LFG uses the domain name "zapfutures.com" for its Web site. LFG sought injunctive relief, unspecified compensatory damages, punitive damages and an award of attorneys' fees. The parties reached settlement of this action on April 9, 1999. Under the settlement, Zapata is obligated to provide two years of advertising and listing to ZAP Futures on any Web pages within its proprietary Web sites which lists financial information sources or futures traders. Zap.Com plans to make any proprietary Web page meeting these requirements and which it establishes available to the plaintiff to fulfill this obligation on behalf of Zapata and Zap Corporation. In addition, LFG has agreed not to sue or otherwise oppose the use by Zapata or its subsidiaries and successors and assigns of the use of the Zap mark in connection with specified activities, including the use of the Zap mark in connection with our network.

     Zap.Com may be a party to legal proceedings and claims from time to time in the ordinary course of its business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties by Zap.Com and its licensees. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Even if Zap.Com prevails, this litigation could materially and adversely affect its prospects, operating results and financial condition. Any claims of litigation from third parties may also result in limitations on Zap.Com's ability to use the intellectual property unless Zap.Com enters into arrangements with third parties responsible for these claims or litigation, which may be unavailable on commercially reasonable terms.

COMPETITION

     The market for Internet advertising, e-commerce opportunities and other commercial uses of the Internet as well as the market for Web site owners who are candidates for joining our network are new and rapidly evolving and competition is expected to increase significantly in these markets. Barriers to entry are relatively insubstantial. Competition may also increase as a result of industry consolidation. Zap.Com believes that the principal competitive factors for companies seeking to create a network on the Internet are critical mass, functionality, brand name, the quality of the Web sites that belong to the network, loyalty, broad demographic user base, and strategic relationships.

     Zap.Com believes that its ability to compete depends on many factors both within and beyond its control, including the following:

     - the timing and market acceptance of Zap.Com's business model;

     - the ability to recruit high quality Web sites with required levels of traffic to the ZapNetwork;

     - the effectiveness of the ZapNetwork in terms of viewer traffic and reach and the targeting and measuring performance of the ZapBox;

     - the number and types of strategic and commercial relationships established by Zap.Com, including e-commerce partnerships;

     - the effectiveness of its sales and marketing efforts;

     - the effectiveness of its customer service and support efforts;

     - the ease of use, performance, price and reliability of solutions developed by Zap.Com or its competitions.

     Several companies offer competitive products or services through Web advertising networks, including those that focus on the cost per thousand model, such as DoubleClick and 24/7 Media. CMGI owns or controls several Internet advertising and marketing companies, including AdForce, AdKnowledge, Flycast and Engage Technologies. Through the combination of these companies, CMGI will compete with our network. Other potential competitors include current and future Web search engine companies and general information services, high traffic Web sites and Internet service providers. These competitors include free information, search and content sites or services, like America Online, CNET, CNN/Time Warner, Excite@Home, Infoseek, Lycos, Microsoft, Yahoo! and Disney. Also, several competitive companies have developed applications similar to the ZapBox, such as Jotter, MyExcite and NetZero, which utilize Internet technologies to deliver advertising and access to content to Internet users who sign up for these services. These services provide non-Web site specific advertising opportunities to Internet advertisers. Zap.Com also expects to compete with traditional forms of media, like newspapers, magazines, radio and television, for advertisers and advertising revenues.

     Zap.Com believes that this competition could have a significant and adverse impact on prices and terms of advertising and e-commerce relationships. The nature and number of Zap.Com's competitors is expected to increase and change as Zap.Com expands the scope of its services and product offerings. Many of Zap.Com's potential competitors, including Web directories and search engines and large traditional media companies, have operating histories in the Web industry, established brand names and customer relationships and significantly greater financial, technical and marketing resources than Zap.Com. Those competitors are able to adopt more aggressive pricing policies and make more attractive offers to potential employees, distribution partners, commerce companies, advertisers, third-party content providers and Web site owners. They may also develop products or services that are able to respond more quickly than Zap.Com can to new or emerging technologies or changes in customer requirements. We cannot guarantee you that potential ZapNetwork customers will not view our competitors as being more desirable for the distribution of their information over the Web. In addition, Zap.Com's potential customers and strategic partners may have established collaborative relationships with one or more Zap.Com competitors or potential competitors, and high-traffic Web sites. Accordingly, we cannot guarantee you that Zap.Com will be able to grow its network, traffic levels and customer base, or that competitors will not experience greater growth in traffic than Zap.Com as a result of those relationships which could have the effect of making their networks and Web sites more attractive to advertisers, or that Zap.Com's future strategic partners will not sever or will elect not to renew their agreements with Zap.Com. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share. We do not know whether Zap.Com will be able to compete successfully and competitive pressures may have a material adverse effect on Zap.Com's business, results of operation or financial condition.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

     There are an increasing number of laws and regulations pertaining to the Internet. In addition, a number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governments and agencies. Recently, the United States Congress enacted Internet legislation regarding children's privacy, copyrights and taxation. Other laws or regulations may be adopted with respect to online content regulation, user privacy, pricing, taxation and quality of products and services. Any new legislation or regulation, or the application or interpretation of existing laws, may decrease the growth in the use of the Internet, which could in turn decrease the demand for Zap.Com's service, increase Zap.Com's cost of doing business or otherwise have a material adverse effect on Zap.Com's prospects and revenues.

     Liability For Information Retrieved From Zap.Com Web Sites Belonging to the ZapNetwork and From Other Internet Sites. Content may be accessed on Web sites that belong to the ZapNetwork or on other Internet sites that are linked to the ZapNetwork or the Zap.Com home page. This content may be downloaded by users and subsequently transmitted to others over the Internet. By providing those links, Zap.Com is exposed to claims that it is liable for wrongful actions by the owners of these sites. Claims of this nature have been brought, sometimes successfully, against providers of Internet services. Zap.Com could also be exposed to liability with respect to third-party content that may be posted by users in chat rooms or bulletin boards which may be offered by Web sites which belong to the ZapNetwork or which are otherwise linked to the ZapNetwork. Also, there may be claims, alleging that Zap.Com, by directly or indirectly providing links to other Web sites, is liable for copyright or trademark infringement or the wrongful actions of third parties through their respective Web sites. The Digital Millennium Copyright Act of 1998, however, has established limited liability for online copyright infringement by online service providers for listing or linking to third party Web sites that include copyright-infringing materials, provided certain conditions are met.

     Zap.Com's general liability insurance may not cover all potential claims to which Zap.Com is exposed and may not be adequate to indemnify Zap.Com for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could result in significant expense and cash demands which would adversely affect operating results and financial condition. Even to the extent that these claims do not result in liability to Zap.Com, Zap.Com could incur significant costs in investigating and defending against these claims which would also adversely affect prospects, operating results and financial condition.

     Online Content Regulations. Several federal and state statutes prohibit the transmission of indecent, obscene or offensive content over the Internet to particular groups of persons. In addition, pending legislation seeks to ban Internet gambling and federal and state officials have taken action against businesses that operate Internet gambling activities. The enforcement of these statutes and initiatives, and any future enforcement activities, statutes and initiatives, may result in limitations on the type of content and advertisements available on Web sites that belong to the ZapNetwork. To the extent that one or more Web sites that belong to the ZapNetwork is adversely affected by such legislation and regulations, this could have a material adverse effect on Zap.Com's attractiveness to customers and could adversely affect revenues and operating results. Further, legislation regulating online content could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as an advertising and electronic commerce medium, which could adversely affect and impede the growth of our revenues.

     Privacy Concerns. The Children's Online Privacy Protection Act of 1998 makes it unlawful for an operator of a Web site or online service directed to children under 13 to collect, use or distribute personal information from a child under 13 in a manner which violates regulations to be promulgated by the Federal Trade Commission. The FTC is in the process of issuing final regulations, which concern the scope of the Act's parental consent requirements.

     The FTC is also considering adopting regulations regarding the collection and use of personal identifying information obtained from individuals when accessing Web sites. Further, the FTC has begun investigations into the privacy practices of companies that collect information on the Internet. One investigation resulted in a consent decree in which an Internet company agreed to establish programs to implement the principles contemplated in the FTC regulations that are under consideration. The FTC may conduct a similar investigation of Web site owners who belong to the ZapNetwork or Zap.Com, or the FTC's regulatory and enforcement efforts may adversely affect the ability of Zap.Com and Web sites who belong to the ZapNetwork from collecting and providing us with demographic and personal information from users. This could have an adverse effect on Zap.Com's ability to provide highly targeted opportunities to our customers. Any of these developments would have a material adverse effect on Zap.Com's revenues and growth prospects.

     It is also possible that cookies, or information keyed to a specific server, file pathway or directory location that is stored on a user's hard drive, possibly without the user's knowledge, which are used to track demographic information and to target advertising, may become regulated by laws limiting or prohibiting their use. The passage of laws limiting or abolishing the use of cookies has been advocated by a number of authorities in the United States and other countries. Limitations on or elimination of the use of cookies by Web site owners who belong to the ZapNetwork or Zap.Com could limit the effectiveness of Zap.Com's targeting of advertising and other programming delivered to its network. This could have a material adverse effect on Zap.Com's revenues and growth prospects.

     The European Union recently enacted its own privacy regulations that may result in limits on the collection and use of user information. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. Zap.Com cannot be sure that violations of local laws or new laws will not be alleged by one or more governments, Zap.Com will not violate those laws or laws will not be modified or ones enacted in the future. Any of these events could materially adversely effect our revenues and growth prospects.

     In addition to the risk of registration and regulatory constraints on our business, there is also a risk of litigation. A number of class action lawsuits have been brought against other Internet companies challenging their collection and use of personal information about Internet users. The outcome of these actions and the impact of these cases on Zap.Com, if any, is unclear and could increase Zap.Com's cost of doing business or otherwise harm our business.

     Internet Taxation. A number of legislative proposals have been made at the federal, state and local level, and by various foreign governments, that would impose additional taxes on the sale of goods and services over the Internet and some states have taken measures to tax Internet-related activities. Although Congress recently placed a three-year moratorium on state and local taxes on Internet access or on discriminatory taxes on electronic commerce, existing state or local laws were expressly excepted from this moratorium. Further, once this moratorium is lifted, some type of federal and/or state taxes may be imposed upon Internet commerce. This legislation, or other attempts at regulating commerce over the Internet, may substantially impede the growth of commerce on the Internet and, as a result, adversely affect Zap.Com's opportunity to derive financial benefit from those activities.

     Jurisdictions. It is possible that, although transmissions by Zap.Com over the Internet originate primarily in New York, the governments of other states and foreign countries might attempt to regulate Zap.Com's transmissions or prosecute Zap.Com for violations of their laws. These laws may be modified, or new laws enacted, in the future. Any of these developments could have a material adverse effect on Zap.Com's prospects, operating results and financial condition. In addition, as Zap.Com expects its service to be available over the Internet in multiple states and foreign countries, these jurisdictions may claim that Zap.Com is required to qualify to do business as a foreign corporation in each of these states or foreign countries. As of the date of this document, Zap.Com is not qualified to do business in any state other than New York, and failure by Zap.Com to qualify as a foreign corporation in a jurisdiction where it is required to do so could subject Zap.Com to taxes and penalties and could result in the inability of Zap.Com to enforce contracts in these jurisdictions. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to Zap.Com's business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on Zap.Com's prospects, operating results and financial condition.

ITEM 2.  PROPERTIES

     Zap.Com's headquarters are located in Rochester, New York, in space subleased to it by Zapata. Under the sublease arrangement, annual rental payments are allocated on a cost basis. Zap.Com expects to expand its facilities as its operations grow. Zap.Com believes that additional space will be available on commercially acceptable terms.

ITEM 3.  LEGAL PROCEEDINGS

     Since the date of its organization through the date of this document, Zap.Com has not been involved in any legal proceedings. Zapata and its wholly-owned subsidiaries, Zap Corporation, however have been sued for use of the Zap trade name and the Zap.Com domain in connection with Web sites providing financial information. This suit has been settled. See "Item
1 -- Business -- Intellectual Property." We cannot guarantee that Zap.Com will not in the future be involved in litigation incidental to the conduct of its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of Zap.Com's stockholders during the fourth quarter of Fiscal 1999.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

PRICE RANGE OF COMMON STOCK

     Our common stock began trading on the OTC electronic bulletin board maintained by the NASD under the symbol "ZPCM" November 30, 1999. We believe that approximately five dealers are engaged in making a market in our common stock. The OTC electronic bulletin board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTC electronic bulletin board market quotations reflect inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions. Prior to November 30, 1999, no active trading market existed for our common stock. Since trading commenced in our common stock, the daily volume in our share has been thin ranging from 100 shares to 19,800 shares as of March 16, 2000. We cannot assure you that investors will develop an interest in our common stock so that an active trading market develops or, if this occurs, how active that trading market will be or market will be or whether it will be sustained. The market for our common stock is highly volatile. The following table presents quarterly high and low closing prices for our common stock reported by the OTC electronic bulletin board.

                                                              HIGH PRICE    LOW PRICE
                                                              ----------    ---------
1999
  Fourth Quarter (November 30, 1999 through December 31,
     1999)..................................................   $10.750        $2.25
2000
  First Quarter (January 1, 2000 through March 16, 2000)....   $10.875        $5.50

     On March 16, 2000, the last sale price reported on the NASD OTC electronic bulletin board for our common stock was $7.88. As of March 16, 2000, there were 1,707 holders of record of our common stock.

DIVIDENDS

     We have never declared or paid cash dividends on our common stock. We currently intend to retain our earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

     The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon a number of factors including future earnings, the success of our business activities, regulatory capital requirements, the general financial conditions and future prospects of our business, general business conditions and such other factors as our Board of Directors may deem relevant.

RECENT SALES OF UNREGISTERED SECURITIES

     In April 1998, Zap.Com issued 1,000 shares of common stock to Zapata in a transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2). On November 12, 1999, Zap.Com effected a 49,450-for-one share stock split and in connection with the split, Zapata contributed $9,000,000 to the Company's capital. This contribution consisted of $8,000,000 in cash and $1,000,000 in inter-company debt forgiveness. These securities were issued pursuant to an exemption from the registration requirements provided by Section 3(c)(9) of the Securities Act.

     In November 1999, Zap.Com issued to Malcolm Glazer and Avram Glazer 550,000 shares of common stock in connection with their investment of $1,100,000 in Zap.Com in a transaction exempt from the registration requirements pursuant to
Section 4(2) of the Securities Act.

     In April and June 1999, Zap.Com issued stock options to current and future officers and employees of Zap.Com to purchase up to 755,000 shares of common stock at an exercise price of $5.00 per share. These options were subject to the successful completion of a rights offering which Zap.Com planned to conduct to Zapata's stockholders. This issuance was exempt from registration under the Securities Act in reliance on Rule 701 promulgated under the Securities Act as offers and sales of securities pursuant to compensatory benefit plans and contracts relating to compensation in compliance with Rule
701. Zap.Com abandoned the rights offering in September 1999, thereby terminating these options.

     On October 20, 1999, Zap.Com granted stock options to officers and employees of Zap.Com to purchase up to 578,000 shares of common stock at an exercise price of $2.00 per share. This issuance was exempt from registration under the Securities Act in reliance on Rule 701 promulgated under the Securities Act as offers and sales of securities pursuant to compensatory benefit plans and contracts relating to compensation in compliance with Rule 701.

     On October 20, 1999, Zap.Com issued warrants to American Internetwork Sports Company, LLC to purchase up to 2,000,000 shares of common stock at an exercise price of $2.00 per share. These securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act.

     On January 27, 2000, Zap.Com granted stock options to an executive of Zap.Com to purchase up to 25,000 shares of common stock at an exercise price of $9.00 per share. On January 14, 2000, Zap.Com granted stock options to an officer of Zap.Com to purchase up to 5,000 shares of common stock at an exercise price of $5.50 per share. These issuances were exempt from registration under the Securities Act in reliance on Rule 701 promulgated under the Securities Act as offers and sales of securities pursuant to compensatory benefit plans and contracts relating to compensation in compliance with Rule 701. On March 20, 2000, Zap.Com granted stock options to a key employee of Zap.Com to purchase up to 3,000 shares of common stock at an exercise price of $7.00 per share.

     No underwriters, brokers or other agents were or will be involved in any of the above described transactions.

ITEM 6.  SELECTED FINANCIAL DATA

     The following tables set forth selected financial data derived from our audited financial statements. The audited balance sheets as of December 31, 1998 and December 31, 1999 and the related statements of operations, stockholders' equity (deficit) and cash flows for the periods then ended and the accompanying notes are included elsewhere in this report. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this document.

                                                                                            CUMULATIVE
                                            FROM APRIL 2, 1998                          FROM APRIL 2, 1998
                                            (DATE OF INCEPTION)         FOR THE         (DATE OF INCEPTION)
                                                  THROUGH             YEAR ENDED              THROUGH
                                             DECEMBER 31, 1998     DECEMBER 31, 1999     DECEMBER 31, 1999
                                            -------------------    -----------------    -------------------
STATEMENTS OF OPERATIONS DATA:
Revenues..................................      $        --           $       --            $        --
Cost of revenues..........................               --              141,160                141,160
                                                -----------           ----------            -----------
          Gross Profit....................               --             (141,160)              (141,160)
Operating expenses:
  Product development.....................               --               52,388                 52,388
  Sales and marketing.....................               --            1,696,539              1,696,539
  General and administrative..............              793            1,690,907(1)           1,691,700(1)
  Depreciation............................               --                8,105                  8,105
                                                -----------           ----------            -----------
          Total operating expenses........              793            3,447,939              3,448,732
                                                -----------           ----------            -----------
          Loss from operations............             (793)          (3,589,099)            (3,589,892)

Interest income...........................              --               54,159                54,159
                                               -----------           ----------           -----------
Loss before income taxes..................            (793)          (3,534,940)           (3,535,733)
Benefit from income taxes.................              --                   --                    --
                                               -----------           ----------           -----------
Net loss..................................     $      (793)          $(3,534,940)         $(3,535,733)
                                               ===========           ==========           ===========
Per share data (basic and diluted)
          Net loss per share..............     $      (.00)          $     (.07)          $      (.07)
Average common shares and common share
  equivalents outstanding.................      49,450,000           49,525,342            49,493,036

---------------
(1) Includes approximately $325,000 of costs incurred as of December 31, 1999 in connection with a rights offering abandoned by Zap.Com in September 1999.

                                                                 AS OF           AS OF
                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1998            1999
                                                              ------------    ------------
BALANCE SHEET DATA:
  Cash and cash equivalents.................................     $  --         $7,579,363
  Total assets..............................................        --          8,488,748
  Total liabilities.........................................       783            753,205
  Total stockholders' (deficit) equity......................      (783)         7,735,543

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

     The following discussion of the financial conditions and results of operations of Zap.Com should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein. This discussion contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth elsewhere herein.

GENERAL

     Zap.Com is a development stage company that seeks to build its network, the ZapNetwork, into a global network of independently owned Web sites that deploy, on a perpetual basis, our Internet application, the ZapBox or other Internet properties that we may acquire or develop. Currently, the ZapNetwork currently consists of Web sites owned and operated by Zapata, www.charged.com, www.word.com and www.pixeltime.com, and Zap.Com's home page, www.zap.com. Zapata has agreed to continue this arrangement at its discretion with no legal or other financial obligations. We intend to distribute advertising and e-commerce opportunities over the ZapNetwork.

     From inception on April 2, 1998 through November 12, 1999, Zap.Com operated as a wholly-owned subsidiary of Zapata. On November 12, 1999, Zap.Com became a public company when Zapata distributed 477,742 shares of our common stock to its stockholders. On November 30, 1999, our common stock began trading on the NASD OTC electronic bulletin board under the symbol "ZPCM."

     Since its inception, Zap.Com's operations have consisted primarily of organizational and capital raising activities, research and analysis with respect to Internet industry opportunities, the development of strategic and commercial relationships and the development and launch of our home page at www.zap.com and ZapBox 1.0 and 2.0. This limited operating history makes it difficult to evaluate our business and prospects. You must consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, operating within the relatively new and rapidly evolving Internet environment. Our risks include, but are not limited to, an evolving and unpredictable business model, proper management of our growth, the implementation of the ZapBox, the establishment and continuation of strategic and commercial relationships, increasing our employee base, growing and maintaining the ZapNetwork, attracting and retaining customers, and the anticipation of and adaptation to changes in our market and competitive developments. We cannot assure anyone that we will be successful in addressing these or any other risks, and our failure to do so could have a material adverse effect on our business, financial condition and results of operations.

     Zap.Com does not presently have any source of revenue. Zap.Com's ability to generate revenue will depend on its ability to contract with Web sites to join the ZapNetwork and to successfully market the ZapBox to potential customers. Zap.Com cannot predict whether Web site owners will want to join the ZapNetwork. If Zap.Com is unable to attract a sufficient number of Web site owners to its network, it will not be able to commence sales or generate sufficient revenues to become profitable.

     On October 20, 1999, Zap.Com granted to Zap.Com executives or key employees options to purchase up to 578,000 shares of Zap.Com common stock at $2.00 per share exercise price. In addition, on October 20, 1999 Zap.Com granted American Internetwork Sports stock warrants for the purchase of up to 2,000,000 shares of Zap.Com common stock at a $2.00 per share exercise price in consideration for a three year commitment to provide sports related consulting services. On January 27, 2000, Zap.Com granted to a Zap.Com executive options to purchase an additional 25,000 shares of Zap.Com common stock at a $9.00 per share exercise price and on January 14, 2000, Zap.Com granted to an officer of Zap.Com options to purchase up to 5,000 shares of common stock at an exercise price of $5.50 per share. These options and the warrant will generally vest ratably on an annual basis on the first three anniversaries of their issuance and have five-year terms.

     Zap.Com accounts for the options pursuant to the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees" and has provided for in the notes to the financial statements with the pro-forma disclosure provisions prescribed by Statement of Financial Accounting Standards, ("SFAS"), No. 123 "Accounting for Stock Based Compensation." In management's opinion, the exercise price of the options was equal to or below the fair value of Zap.Com's common stock on the date of grant and, accordingly, no compensation charge was recorded by the Company. In the case of the warrants granted to American Internetwork Sports, Zap.Com accounts for the warrants in accordance with Emerging Issue Task Force

("EITF") Issue No. 96-18. "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Accordingly, Zap.Com records expense based on the then current fair value of the warrants at the end of each reporting period with adjustment of prior expense to actual expense at each vesting date. Zap.Com anticipates incurring significant additional charges against earnings in connection with these warrants in future periods if the trading price of Zap.Com's stock increases because these increases will increase the then current fair value of these warrants.

LIQUIDITY AND CAPITAL RESOURCES

     In November 1999, Zapata contributed to Zap.Com $8,000,000 in cash and forgave $1,000,000 in inter-company debt. Also in November 1999, Malcolm Glazer and Avram Glazer contributed $1,100,000 in cash as payment for 550,000 shares of Zap.Com common stock. The proceeds from these investments and the forgiven loan have been and are being used by Zap.Com to finance the development of its Internet application, the ZapBox, and operational expenses associated with the implementation of its business plan. As of March 16, 2000, Zap.Com had approximately $6,327,000 in cash and cash equivalents.

     As of the date of this report Zap.Com does not have a source of revenues and it will not have revenues until customer contracts have been secured. Zap.Com does not expect to secure customer contracts until the ZapNetwork has grown to a size which makes sales commercially feasible. We cannot predict when Zap.Com will commence sales or begin to recognize revenues.

     Due to its lack of revenues and the costs it has incurred in implementing its business plan to date, Zap.Com has experienced negative cash flow. Zap.Com expects the negative cash flow to continue for at least the next 12 months or until customer contracts have been secured and sales are made. Zap.Com currently expects that the proceeds from the investments made by Zapata and the Glazers will be sufficient to support its growth and operations at least through December 31, 2000.

     If sufficient sales do not commence in the next 12 months, Zap.Com will need to significantly reduce operational expenses. As of the date of this report, Zap.Com has contractual commitments for approximately $1 million over the next 12 months. To the extent that revenue does not grow at anticipated rates, or that increases in operating expenses are not followed by commensurate increases in revenue, or if we are unable to adjust operating expense levels accordingly, we will continue to experience negative cash flow and will need to raise additional capital to fully implement our business plan. Future additional capital could be required during this period if unexpected costs arise or if we pursue ventures that enhance or accelerate our business development. If additional capital requirements arise, we may need to raise additional funds.

     As part of its business strategy, Zap.Com plans to make payments of common stock to Web site owners who join the ZapNetwork. On March 14, 2000 we commenced solicitation of Web site owners to join the ZapNetwork. This followed the declaration by the SEC on March 3, 2000, of the effectiveness of our registration statement on Form S-1, covering 20,000,000 share of our common stock, $.001 par value per share. This registration statement also covers up to an additional 30,000,000 shares of our common stock, $.001 par value per share, of Zap.Com to be issued from time to time as payment for all or some portion of the purchase price for one or more acquisitions of companies, businesses or assets complementary to Zap.Com's existing business ( including future acquisitions of rights granted with respect to one or more Web sites) or which may be offered in connection with promotion or similar events or for sale or other distribution by persons who require such shares in the acquisitions or promotional events or by the donees of such person or by other persons acquiring such share.

     As of the date of this document, we intend to sell shares in the offering only to web site owners residing in the States of Colorado, Delaware, Florida, Georgia, Idaho, Illinois, Louisiana, New York, Oregon, Rhode Island, South Carolina, Utah, Washington and Wyoming. We have filed appropriate registrations for this offering in all of the other states (except Texas) but these registrations are not yet effective and there can be no assurance that they will become effective. We intend to commence solicitation of Web site owners in additional states in which the registrations become effective.

     Web site owners who join the Zap Network will enter into an agreement with Zap.Com which provides for the payment to the web site owner of a dollar amount in exchange for certain rights granted to Zap.Com with respect to the owner's web site. This dollar amount will be based on the nature of the web site owner's commitment (i.e., exclusive vs. non-exclusive) and the web site's number of average monthly unique users. The dollar amount will be paid in whole or in part by issuance of Zap.Com common stock over a seven year period based on a trailing 20 day average closing price as of the date of issuance. These rights will entitle Zap.Com to have at all times the ZapBox, or any other Internet properties we acquire or develop, appear and be immediately and fully apparent and prominently displayed without scrolling on each and every page of its Web site within a defined area. The agreement provides that we will have sole control and discretion over all aspects of the Internet property deployed on the Web site, but that the Web site owner will retain control over all other aspects of the Web site.

     There will be no immediate effect to our balance sheet by the acceptance of subscriptions under agreements entered into during the offering due to the variable nature of the number of shares to be issued under the subscriptions. We will account for the commitment to issue these shares and the associated expense at their minimum value as prescribed by the principles of EITF 96-18. Accordingly, the minimum fair value of these shares will be recorded under total stockholders' (deficit) equity as "Obligation to issue common stock for ZapNetwork agreements" on a pro rata basis during the Web site rights purchase price payment period. If the per share floor price is $5.00 throughout the offering, then the maximum value of the shares to be issued in consideration for the Web site rights granted to Zap.Com under the ZapNetwork agreements will be no more than $100 million. This figure will be reduced in two circumstances. It will be lower if the per share value of the shares issued to Web site owners under their respective ZapNetwork agreements based on the 20-day average closing price for our shares ending on each of the six payments dates under those agreements is below the applicable per share floor price. The maximum value of the subscribed shares will also be reduced if a Web site owners purchase price is decreased due to a decline in the site's unique users from the number of unique users that was used to determine its original purchase price.

     To date, trading in our common stock has been thin. We cannot assure you that a more active trading market for our common stock will develop or if it does develop, that it will be sustained. We believe that the willingness of Web site owners to accept our common stock will depend upon the development of an active trading market in our stock, prevailing market conditions, the market price of our common stock and other factors over which we have no control, as well as our financial condition and results of operation. If Web site owners are unwilling to accept Zap.Com common stock, Zap.Com may need to raise additional funds to fund the growth of the ZapNetwork.

     We cannot guarantee that Zap.Com will be able to raise sufficient capital if additional funds are necessary, or, if it can, that it will be able to do so on terms that it deems acceptable. In particular, potential investors may be unwilling to invest in Zap.Com due to Zapata's voting control over Zap.Com and the significant potential for percentage dilution of a potential investor's percentage ownership in our common stock presented by our business model. Zapata's voting control may be unattractive because it makes it more difficult for a third party to acquire us even if a change of control could benefit our stockholders by providing them with a premium over the then current market price for their shares. Failure of Zap.Com to raise funds required to support the growth of its network would have a material adverse effect on Zap.Com's business and its ability to generate and grow revenues and could result in a complete loss in the value of Zap.Com common stock. If we raise additional funds through the issuance of equity, equity-related or debt securities, these securities may have rights, preferences or privileges senior to those of the rights of our common stockholders, who would then experience dilution.

RESULTS OF OPERATIONS

     As of December 31, 1999, Zap.Com had incurred expenses and a cumulative operating loss of approximately $3,536,000 from date of inception, consisting primarily of payroll, legal, accounting and consulting fees, and marketing and development costs. Of this amount, approximately $325,000 is attributable to the rights offering that Zap.Com abandoned during September 1999, and approximately $1,171,000 of the marketing expenses was attributable to a non-cash charge associated with the warrants issued to American

Internetwork Sports. Since its inception, Zapata has provided Zap.Com with all of the administrative personnel and services which it has required on an estimated cost basis. The total cost of these services through December 31, 1999 was approximately $369,000.

     Zap.Com expects that during the year 2000 it will significantly increase the levels of its expenditures in connection with the development of a supporting infrastructure and network, the hiring of additional employees and the expansion of its business. Further, during this and future periods, Zap.Com also anticipates that it will incur significant charges against earnings as a result of consideration to be paid Web site owners who join the ZapNetwork and from stock which may be issued in connection with promotions or other events. On March 14, 2000, Zap.Com commenced solicitation of Web site owners to enroll Web sites in the ZapNetwork. As of the date of this report, Zap.Com does not have any agreement, understanding or arrangement with any Web site owners to join the network. At any given time, however, we may be in discussions or negotiations regarding any of these opportunities.

     Until Zap.Com begins to recognize revenue from operations, we will continue to be considered in the development stage. Zap.Com anticipates that for the foreseeable future, it will incur substantial operating losses. During the early stages of the execution of our business plan, we will incur significant expenditures to acquire and integrate the necessary technology, systems and supporting infrastructure, increase the number of Web sites joining its network, develop our brand name and expand our business. The extent of losses will depend, in part, on the amount and rates of growth in our revenue from advertisers, e-commerce relationships and other customers. As a result, we will need to generate significant revenue if profitability is to be achieved. To the extent that revenue does not grow at anticipated rates or that increases in our operating expenses precede or are not subsequently followed by commensurate increases in revenue, if we are unable to adjust operating expense levels accordingly, our business, results of operations and financial condition will be materially adversely affected. There can be no assurance that our operating losses will not increase in the future or that we will ever achieve or sustain profitability.

     We believe that our revenue will be influenced by seasonal fluctuations because advertisers, who we expect to initially comprise most of our customers, generally place fewer advertisements during the first and third calendar quarters of each year. In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. In addition, our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control.

YEAR 2000

     Many companies' computer systems, software products and control devices needed to be upgraded or replaced in order to operate properly in the Year 2000 and because of the inability to distinguish 21st century dates from the 20th century dates. Zap.Com was aware of the issues associated with the programming code in existing computer systems as the year 2000 approached.

     As of and after January 1, 2000, Zap.Com has not experienced any Year 2000 related disruptions to its computer systems or business operations. If any of these errors or defects does exist, we may incur material expenses to resolve them. Although to date we have not experienced any date related problems with the hardware and software used in our systems, we cannot assure you that such problems may not surface. If these systems do experience date related problems, we could experience a delay in generating revenue, diversion of our resources or expenses that could unexpectedly adversely affect our financial condition and prospects.

SIGNIFICANT FACTORS THAT COULD AFFECT FUTURE PERFORMANCE AND FORWARD-LOOKING STATEMENTS

     We believe that our results of operations, cash flows and financial condition could be negatively impacted by certain risks and uncertainties, including, without limitation, the risks and uncertainties identified in our other public reports and filings made with the SEC, press releases and public statements made by our authorized officers from time to time and those risks and uncertainties set forth below:

Our Limited Operating History Makes it Difficult to Evaluate Our Business and Prospects

     We were founded in April 1998. To date, our activities have consisted primarily of organizational and capital raising activities, research and analysis with respect to Internet industry opportunities, development of strategic and commercial relationships and the creation and launch of our homepage, ZapBox 1.0, Zapbox 2.0 and the ZapNetwork.

     As of the date of this report, we have a limited operating history which makes it difficult to evaluate our business and its prospects.

We Face Many Risks in Establishing a New Business Enterprise

     As a development stage company, we face all of the risks associated with establishing a new business enterprise in the Internet industry. In addition, our revenue model is evolving and is expected to rely substantially upon the use of our network by advertisers, direct marketers and merchants either by themselves or in a strategic relationship with us. Our prospects must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets like the Internet, using unproven business models. To address some of these risks we must successfully:

        - finalize development of future releases of our ZapBox which will incorporate additional functionality;

        - build and maintain the ZapNetwork by having Web site owners join our network;

        - continue to develop, formalize and maintain strategic and commercial relationships with third parties for services in areas critical to the successful execution of our business model, including organizations that have sales, software, hardware, Web site traffic measurement and technical and Internet industry expertise;

        - continue to attract, retain and motivate qualified personnel;

        - market the ZapNetwork to potential customers, including advertisers, direct marketers, merchants and others;

        - manage the expansion of our operations; and

        - anticipate and adapt to changes in our market and competitive developments.

      We cannot be certain that our business strategy will be successful or that we will successfully address any or all of these risks or any of the other risks described in this document. Our failure to address these risks will present significant obstacles to our ability to achieve and sustain profitability.

We Have No Present Source of Revenues; to Generate Revenues, We Will Need to Grow on Network Which We Cannot Guarantee Will Occur

     As of the date of this report, we do not have any source of revenue. Our ability to generate revenues will depend on our ability to have Web site owners join the ZapNetwork and to select sites that are attractive to potential customers. We do not expect to generate any revenues from the ZapNetwork until it has grown to a size which is attractive to potential advertising customers and e-commerce partners. As of the date of the document we have no present plans, proposals, arrangements or understandings with any Web site owners to join our network. Further, we have not confirmed the interests of Web site owners in the ZapNetwork and, therefore, we cannot assure you that Web site owners will want to join our network. Please see Item 1. "Business -- Web Site Owner Recruiting." If we are unable to attract a sufficient number of Web site owners to our network to commence sales, it would adversely effect our ability to generate revenues and would impede our growth. Further, we cannot assure you that our network will ever achieve the size necessary to attract customers or e-commerce partners, or, if we do, that we will ever achieve sufficient revenues to become profitable. Even if we do attract a sufficient number of Web site owners, we cannot assure you that we will be able to integrate these Web sites into our network without substantial unanticipated costs, delays or other problems. We also may be unable to anticipate all of the changing demands that successive admissions of Web sites to our network will impose on our management personnel, operational and management information systems and financial systems or those of Zapata with whom we have a services agreement. Please see Item 1. "Business -- Web Site Owner Recruiting."

We Anticipate Significant Losses for the Foreseeable Future and Negative Cash Flow in the Early Stages of the Implementation of our Business Plan

     As of December 31, 1999, we had a deficit accumulated during the development stage of $3,535,733. During the early stages of the execution of our business plan we will incur significant expenditures to obtain and integrate the necessary technology, systems and supporting infrastructure, increase the number of Web sites that belong to our network, develop our brands, hire additional employees and expand our business. We also anticipate significant charges arising from the consideration we plan to pay Web site owners who join the ZapNetwork and in connection with promotions or similar events. We will also incur significant charges as a result of our consulting arrangement with American Internetwork Sports. In order to achieve and maintain profitability and positive cash flow, we will need to establish and grow our network and attract and retain customers which we cannot assure you will occur. We anticipate that, for the foreseeable future we will incur substantial operating losses and in the early stages of the implementation of our business plan we will have a negative operating cash flow. To the extent that revenue does not grow at anticipated rates, or that increases in operating expenses are not followed by commensurate increases in revenue, or if we are unable to adjust operating expense levels accordingly, our business, results of operations and financial condition will be materially and adversely affected. There can be no assurance that we will ever achieve profitability or positive cash flow. If we do achieve profitability and positive cash flow, we cannot be certain that we would be able to sustain or increase profitability or cash flow on a quarterly or annual basis in the future.

Our Business Model and Its Potential For Profit is Unproven

     Our business is based on an unproven model. As a result, the profit potential for our business model is also unproven. Even if our network is successfully developed, our success will largely depend on our ability to generate and substantially increase advertising and e-commerce related revenues. We cannot assure you that the market for our services will develop or become sustainable. Either of these situations could have a material adverse effect on our ability to generate revenues and would impede our growth. In addition, as our business model evolves, we may introduce new pricing models and new products and services which may adversely affect our margins, significantly increase our operating expenses and adversely affect our operating cash flow.

We Will Only be Able to Execute Our Business Plan if Internet Usage Grows

     Our future success is highly dependent on an increase in the use of the Internet as a medium for commercial activities, including advertising, direct marketing, for-fee content delivery and other commerce. The Internet market is at a very early stage of development, is rapidly evolving and is characterized by an increasing number of entrants that are introducing or developing competing products and services. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services is uncertain and have a high level of risk. Because the Internet market is new and evolving, we cannot predict with any assurance the market's size, growth rate or durability.

     Most of our potential network customers will have only limited experience with the Web as a commercial medium and may not find it to be an effective way to carry-on business. Consequently, they may allocate only limited portions of their budget to Internet based advertising and transactions. Our ability to generate revenues will depend on these potential customers accepting and utilizing the Internet's new and novel emerging method of conducting business and exchanging information.

We Are in the Process of Developing Future Releases of the ZapBox, and It May Be Difficult to Finalize Development of These Releases

     We have created and launched the ZapBox, which is a Web application that offers search, news, sports, weather, feedback e-mail, animated graphical links to ZapNetwork sites and the Zap.Com homepage, content personalization and ad-serving capabilities. We are currently in the process of developing future releases of the ZapBox. The timing and success of these versions of the ZapBox is unpredictable due to the uncertainty of several technical parameters, including bandwidth requirements and browser compatibility. We cannot guarantee that the development of these future versions of the ZapBox will be successfully finalized and introduced. In addition, the current or any future version of the ZapBox may contain undetected errors when first made available, which could result in additional expense to us and also result in a loss or delay of market acceptance of the ZapBox and disruption to the operation of our network. Any of these events would have a material adverse affect on our ability to generate and grow revenues and could result in incurring additional expenses that may not be recovered.

If Banner Advertising Becomes an Ineffective Business Method, Our Business, Revenues, Operating Results and Prospects Will Suffer

     Banner advertising, from which we expect to derive substantially all of our revenues, may not be an effective business model in the future. There are currently no widely accepted standards to measure the effectiveness of Internet banners and we cannot be sure that these standards will develop to sufficiently support the use of banners as a significant medium for delivery of advertising, e-commerce and other information. Potential ZapNetwork customers may not accept our (or third party) measurements of impressions on the ZapNetwork and these measurements may contain errors. This could adversely affect our business and our ability to generate revenues. Even if new methods of measuring effectiveness are developed, we may not be able to take advantage of them. Moreover, inexpensive "filter" software programs that limit or prevent banners from being delivered to a user's computer are currently available. The widespread adoption of this software or the actual or perceived ineffectiveness of a network of banners in general, could threaten the commercial viability of our business and limit our long-term growth.

We May Fail to Meet Market Expectations Because of Fluctuations in Our Quarterly Operating Results, Which Could Cause Our Stock Price to Decline

     Our limited operating history makes it difficult for us to assess the impact of seasonal factors of our business. We expect, however, that our revenues and operating results will fluctuate significantly quarter-to-quarter in the future due to a number of factors, some of which are beyond our control. These factors include:

     - the addition of new, or loss of, network customers or the addition to, or loss of Web sites from, the ZapNetwork;

     - the price paid for the Web site rights to Web site owners joining the ZapNetwork and related costs;

     - user traffic levels and the number of impressions on Web sites that belong to the ZapNetwork;

     - demand for advertising on the ZapNetwork by future customers and the success of any e-commerce opportunities that we pursue for the ZapNetwork;

     - seasonal fluctuations in revenue;

     - changes in the growth rate of Internet usage;

     - changes in our pricing policies or those of our competitors for different uses of the ZapNetwork;

     - the commitment of budgets for businesses to Internet advertising and use;

     - the mix of revenues from different uses of the ZapNetwork by our future customers and e-commerce partners;

     - the timing and amount of costs relating to building our network and expanding our operations, including infrastructure technology and business systems, brand development and personal hiring and training;

     - the introduction of new solutions by us or our competitors; and

     - general economic and market conditions.

     Due to all of these factors you should not rely on quarter-to-quarter comparisons of our revenues and operating results as an indication of future performance. In addition, due to our limited operating history and our unproven business model, we cannot predict future revenues or operating results accurately. It is likely that in some future periods our revenues and operating results may be below the expectations of public market analysts and investors and this would almost certainly affect adversely the trading price of our common stock. Please see "Management's Discussion of Analysis of Financial Condition and Results of Operation."

A Decline in Traffic on, or Loss of Web Sites Belonging to Our Network Could Result in Reduced Revenue

     Our near-term and long-term prospects will be significantly dependent upon the performance of the Web sites who join the ZapNetwork, including the quality of their content or other offerings and the level of traffic on their sites. Management's assessment of a particular Web site candidate for our network may not prove to be correct. Additionally, we will have no control over these factors and our ability to generate revenues and grow would be significantly impeded by declines in the quality or traffic levels of Web sites that belong to our network, or if one or more material Web sites discontinues its business or becomes bankrupt or insolvent.

     Each Web site owner who joins the ZapNetwork will enter into a contract with us providing for a perpetual right to deploy the ZapBox or any other Internet properties we develop or acquire in the future, throughout its Web sites. In the event that a Web site owner breaches its ZapNetwork agreement at any time and denies us access to its Web sites, one of our remedies will be to pursue a court order for specific performance. A court, however, may find that money damages are adequate and refuse to issue this type of order despite the irreparable harm that we believe will occur. If either a Web site owner whose site is material to the network or a material number of Web sites which belong to the network engage in that type of conduct and the presiding courts refuse to specifically enforce the participants' contracts with us, we might be unable to honor obligations to our customers and our ability to generate revenues and grow would be significantly impeded.

Our Database May Contain Inaccuracies That Could Reduce the Value of Our Information

     The effectiveness of targeting on our network will be largely dependent upon the accuracy of user profile information contained in the databases we assemble. We will collect data on registered users of the ZapBox. We cannot be sure that the information which will be developed from our database will be accurate or that network customers will be willing to rely on targeting based on our database which may contain potential inaccuracies. This could adversely affect our ability to secure or continue customer relationships which could adversely affect our ability to generate and grow revenues. Please see
"Business -- Intellectual Property".

We Rely Almost Exclusively on Third Party Technology and Service Providers That We Do Not Control

     We rely almost exclusively on third parties to provide infrastructure to support the ZapBox and the Zap Network. For example, we rely on EMC, Inc. to provide us with connectivity to the Internet and to provide us with the necessary software to address certain operational aspects of our network. We have entered into an agreement with EMC to provide us with those services. We have also entered into a sublicense agreement with EMC for the Doubleclick Ad Server software platform which will become effective in May 2000. The Ad Server software will address the task of distributing the banner in the ZapBox and managing the banner inventory. We have a contract with Doubleclick for its Ad Center service for delivery of advertising on the ZapBox through April 2000. We are relying on Auragen Communications, Inc. to develop future releases of the ZapBox and to manage Zap.Com's relationship with EMC, DoubleClick and other third parties providing technology solutions to Zap.Com. To the extent that material difficulties are encountered in bringing

DoubleClick's systems on-line, we will need to acquire an alternative solution. Our loss of, or inability to maintain or obtain upgrades to the technology licenses or hardware solutions used in our operating infrastructure by us or third parties could result in delays, which would adversely effect our ability to operate our network. This would cause our business and operating results to suffer until equivalent technology and hardware solutions could be identified and implemented. If we are unable to maintain satisfactory relationships with third parties who provide services or products necessary to operate our network on acceptable commercial terms, or the quality of products and services provided by these third parties falls below a satisfactory standard, we could experience a disruption in the delivery of programming to our network, which could have a negative impact on our network and, hence, our business and operating results. A failure to complete the development of our infrastructure or to do so without substantial delay or cost will have a material adverse impact on our ability to generate revenue.

     We also expect to rely on third-party service providers for a number of operational aspects critical to our business plan. These providers include experienced media representation agencies, Web site traffic measurement firms, content providers, customer service providers and others. We currently have some of these arrangements in place and we cannot assure you that we will be able to secure all other arrangements necessary to operate our business. If we fail to secure additional necessary arrangements, or to do so in a timely manner and on commercially reasonable terms, it will have a material adverse effect on our ability to commence sales efforts and to generate revenues. The termination of any of these relationships in the future after they have been established could have the same effect and could impair our relationships with customers and have a negative impact on our revenues. Further, if any of the third-parties change their terms or terminate their relationships, we may need to incur additional costs to replace those service providers and to bring the new service providers up-to-date with our then current operations. Please see Item 1. "Business -- Operating Infrastructure and Technology Platform," and "-- Sales, Marketing and Customer Service."

The Failure of Computer Systems Used by Us or Third Parties Could Harm Our Operations and Revenue

     The continuing and uninterrupted performance of computer systems used by us, third parties performing services for us and Web site that belong to our network is critical to our success. Customers may become dissatisfied by any system failures that interrupt our ability to deliver programming over our network accurately to the targeted audience and without significant delay to the viewer. Sustained or repeated system failure would reduce the attractiveness of our solutions to our customers. Slower response time or significant disruptions may also result from straining the capacity of the software used in our network or the hardware connected to our network due to an increase in the volume of programming delivered to our network. If these circumstances arise, our efforts to rectify the situation may result in significant additional expenses. To the extent that any capacity constraints or system failures are not adequately addressed, it would adversely effect the delivery of programming to our network, the number of ZapBox views received by our customers and our revenues and we may need to incur additional significant expenses to rectify the situation.

     Similar to all computer and communication systems, systems used in our business could be damaged by earthquake, fire, floods, power loss, telecommunications failures, break-ins and like events. In addition, interruptions in our network programming could result from the failure of our telecommunications providers to provide the necessary data communications capacity in the time frame we require. Despite precautions we have taken, unanticipated problems affecting systems supporting our network may at some point in the future cause interruptions in the delivery of programming to our network. Despite security measures, our servers are also vulnerable to computer viruses, physical or electronic break-ins and other disruptive problems. Any of these events could lead to interruptions, delays, loss of data or cessation in service to our network. We do not now and will not for the foreseeable future maintain business interruption insurance. Any system failure that causes interruption or an increase in download time of our ZapBox or other Internet properties to Web sites could delay programming to the ZapNetwork and, if sustained or repeated, could reduce the attractiveness of the network to customers.

We Expect to Incur Significant Expenses for Compensation Paid to Web Site Owners for Joining Our Network

     We expect to incur significant charges against earnings for the consideration we plan to pay for Web site rights granted to us by Web site owners who join and belong to the ZapNetwork. To the extent we pay this consideration in shares of our common stock, we will account for it at fair value on the date of issuance. We expect to ratably expense these charges over the payment period and that the reduction in net income resulting from these charges will have a material and adverse impact on earnings.

If We Are Unable to Raise Necessary Capital in the Future, We May Be Unable to Meet Our Future Capital Needs

     Our business model is dependent on a significant number of Web Site owners joining our network as a result of being paid for the right to deploy the ZapBox, or other Internet properties we develop or acquire in the future, throughout their Web sites. We expect that the main form of consideration to be paid these Web site owners will be our common stock. Since our common stock started trading on November 30, 1999, our common stock has been thinly traded. If a more active trading market does not develop in, or develops and is not maintained in our common stock, Web site owners considering joining the ZapNetwork may be unwilling to accept our common stock as consideration for joining and belonging to the network. Under these circumstances, we may be required to use cash to initiate and possibly maintain the growth of our network. In addition, our cash flow may not turn positive when we have projected which may require us to use additional capital to satisfy operating expenses. Under either of these circumstances, we will require additional cash resources.

     We have limited cash resources available and Zapata does not have an obligation to contribute additional funds to us. Although we are not prohibited from raising additional capital by any of the arrangements between Zapata and us, Zapata's control of approximately 98% of our outstanding common stock and the significant potential for percentage dilution of a potential investor's percentage ownership in our common stock presented by our business model may make it difficult for us to raise additional capital in the future or to raise capital on terms favorable to us. Zapata's control may deter potential investors from investing in Zap.Com because Zapata's voting control over Zap.Com will make it more difficult for a third party to acquire us even if a change of control could benefit our stockholders by providing them with a premium over the then current market price of their shares. This may also adversely affect the market value and liquidity of our common stock and our ability to issue additional common stock.

     If we raise additional funds in the future through the issuance of equity, equity-related or debt securities any or all of those securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may also experience significant dilution.

Our Brand May Not Achieve the Broad Recognition Necessary to Succeed and Building Brand Identity Is Likely to Be Expensive

     We believe that quality recognition and perception of the Zap.Com brands is vital to our success. Development and continued awareness of our brands will depend largely on our success in establishing and maintaining a position as a leading Internet business that operates a high quality network which is valuable to both potential customers, like advertisers and e-commerce partners, and Web site owners who are potential ZapNetwork participants. We cannot assure you that we will be able to establish and maintain this position. In order to promote and maintain our brands, we expect to incur significant expenses. In addition, the development of our brand names depends, to a significant degree, on the protection of our trademarks and trade names, which cannot be assured. If our brand enhancement strategy is unsuccessful, these expenses may never be recovered and we may be unable to realize significant revenue and our ability to succeed will be seriously impeded.

Our Intellectual Property Rights May Be Difficult to Protect

     We protect our proprietary rights through a combination of patent, copyright, trade secret and trademark law. A provisional patent application has been filed in the United States Patent and Trademark office that is directed at three different aspects of the business processes we plan to employ in our business. A provisional patent application is a type of application under which a patent will not issue, but which will provide a priority date for a regular patent application that is filed within a one year period following the filing of the provisional patent application. We also currently have pending in the United States Patent and Trademark Office applications for the registration of the "Zap.Com," "ZapNetwork," "ZapBox," and "My ZapBox" service marks. In the future we intend to file additional applications with the United States Patent and Trademark Office, and where appropriate, in foreign jurisdictions, to attempt to register trademarks/service marks that we adopt. We also generally enter into confidentiality agreements with our employees, consultants and corporate partners to control access to, and distribution of, proprietary information.

     We cannot assure you that a patent will ever be issued on our pending provisional patent application or that our pending trademark applications will be approved. Further, we can not assure you that if issued or approved, the patent or registered marks will not be successfully challenged by others or invalidated through administrative process or litigation. We also do not know if the pending or future applications will be issued within the scope of the claims sought.

      If a patent is issued on the final application, it is possible that:

        - if there are variations in the application of the business model claimed in the patent to the products and services we offer in the future, the patent, if issued, may not be effective in preventing one or more third parties from utilizing a copycat business model to offer the same product or service in one or more categories; and

        - a competitor may develop and utilize a business model that appears similar to the system described in the final patent application, but which has sufficient distinctions that it does not fall within the scope of any patent which may arise from this type of application.

     We plan to collect and utilize data derived from user activity on the ZapBox, the ZapNetwork and the Web sites on our network. We plan to use this data for ad targeting and delivery of other programming on, and predicting performance of, our network. We cannot assure you that any trade secret, copyright or other protection will be available to protect this information.

     The validity, enforceability and scope of protection of proprietary rights in Internet-related businesses is uncertain and still evolving. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as they do in the United States. Our means of protecting our proprietary rights in the United States or abroad may not be adequate and competitors and third parties may infringe or misappropriate our proprietary rights.

     In addition, claims may be asserted against us in the ordinary course of our business, including claims of unfair competition, dilution or alleged infringement of the trademark/service marks and other intellectual property rights of third parties by us, the Web site owners who belong to the ZapNetwork or strategic partners. For example, Zapata and an affiliated entity were previously named in a trademark infringement and dilution action for use of the "ZAP" mark. Please see Item 3. "Legal Proceedings." Further, because patent applications in the United States are not publicly disclosed until the patent is issued, an application may have been filed which relates to our proposed services and processes. Infringement and similar claims and any resulting litigation could subject us to significant liability for damages and could result in the invalidation of our proprietary rights. In addition, even if we prevail, this type of litigation could be time consuming and expensive to defend, and could result in the diversion of our time and attention. Any claims or litigation commenced by third parties may also result in limitations on our ability to use the trademarks/service marks and other intellectual property unless we enter into arrangements with the third parties responsible for those claims or suits which may be unavailable on commercially reasonable terms.

     In addition, inasmuch as we license a substantial portion of our content from third parties, our exposure to copyright infringement actions, trademark/service mark infringement actions and dilution actions may increase because we must rely upon those third parties for information as to the origin and ownership of the licensed content. We have obtained appropriate representations and indemnities to cover these risks; however, we cannot assure you that the representations are accurate or the indemnities sufficient to compensate for the breach of any of those representations.

It May be Difficult to Protect Our Domain Names and Associated Goodwill

     Domain names are Internet addresses for accessing Web sites that are registered with Network Solutions, Inc. We are currently the registered holder of 60 Internet domain names. The most important of these domain names is our home page at www.zap.com. The purpose of registering domain names other than www.zap.com is to provide a medium through which Zap.Com can execute marketing activities. As of the date of this document, we have not developed operational sites for most of these 59 other domain names. If developed, these sites are expected to support and compliment the content of ZapNetwork sites.

     Third parties may submit false registration data to Network Solutions, Inc. attempting to transfer one or more of our domain names to their control. Third parties have challenged our rights to use some of our domain names, and we expect that they will continue to do so. We cannot guarantee you that third parties will not in the future be successful in having transferred to them, or challenging our right to use, domain names which we have registered.

     There is also a possibility of the enactment of laws and/or regulations regarding domain names which could have an adverse effect on our registered domain names. Further, regulatory bodies could make changes to the existing registration system for domain names. Therefore, our domain names may lose their value, or we may have to obtain entirely new domain names in addition to or in lieu of our registered domain names if reform efforts result in a restructuring in the current system. Therefore, we could lose our domain names or be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names, trademarks/service marks and other proprietary rights.

We May Have Difficulty Integrating Acquired Businesses or Generating Acceptable Returns From Future Acquisitions or Investments

     We may in the future make selective acquisitions or strategic investments in complementary businesses, products, services or technologies. If we buy a company, we could have difficulty in integrating and assimilating that company's operations, technologies, products and personnel. In addition, the key personnel of the acquired company may decide not to work for us, leaving us without any experience in a new market. These difficulties could disrupt our ongoing business and distract our management and employees. We may not successfully overcome these and other problems encountered in connection with potential acquisitions or strategic investments. In addition, an acquisition could materially impair our operating results by diluting our stockholders' equity, causing us to incur additional debt or requiring us to amortize acquisition expenses and acquired assets.

We May be Unable to Manage Our Growth Effectively Which Could Cause Our Business and Operating Results to Suffer

     To meet our growth strategy, our operations must rapidly and significantly expand. This growth will place a substantial strain on our limited management, operational and financial resources and systems. To integrate all Web sites which join our network and to manage the growth of our operations will require the development and implementation of our operational and financial systems, procedures and controls and training, managing and expansion of our employee base. Our management will also be required to establish and maintain relationships with customers, Web site owners participating in the ZapNetwork and strategic and commercial partners and to maintain control over our strategic direction in a rapidly changing environment. We cannot provide any assurance that we will be able to effectively manage the expansion of our operations or that the systems we develop and implement or procedures or controls that we adopt will be adequate to support the rapid execution necessary to fully exploit the market opportunity we have identified. If we do not manage our growth effectively, our business and operating results may suffer.

Our Management Does Not Have Experience in Acquiring, Building or Managing an Internet Network

     Our senior management's only experience in managing an Internet related business has been their oversight of Zapata's Word and Charged Webzines. They have not had any previous experience managing a network based Internet company. We cannot guarantee you that our management will be able to effectively implement our business model. To address this, we may add key personnel in the near future. Competition for personnel with Internet experience is intense due to the competitive nature of the job market. If we do not succeed in attracting new employees with the appropriate experience and skills or retaining and motivating our current and future employees, our business could suffer significantly. Please see Item 10. "Directors and Executive Officers of the Registrant."

International Expansion May Impose Additional Costs on Us that We May Not be Able to Recover

     We may pursue in the future international operations and international sales and marketing efforts. International operations have inherent risks, including:

        - changes in regulatory requirements;

        - reduced protection for intellectual property rights in some countries;

        - potentially adverse tax consequences;

        - general import/export restrictions relating to encryption technology and/or privacy;

        - difficulties and costs of staffing and managing foreign operations;

        - political and economic instability either domestically or internationally;

        - fluctuations in currency exchange rates; and

        - seasonal reductions in business activity during the summer months in Europe and in other parts of the world.

      Each of these risks may impose additional costs on our business which we may not be able to recover.

Many of Our Competitors have Substantially Greater Resources, Longer Operating Histories, Established Customer Bases and Broader Product Offering

     Our initial competitors include DoubleClick and 24/7 Media and other Internet advertising networks and providers of advertising inventory management products and services. CMGI owns or controls several Internet advertising and marketing companies, including AdForce, AdKnowledge and Engage Technologies. As a result of these transactions, CMGI now owns several companies, including AdSmart Network and Engage Technologies. Through the combination of these companies, CMGI will compete with our network. Other potential competitors include large and established companies like Microsoft, America Online, CNET, CNN/ Time Warner, Excite@Home, Yahoo!, Disney (which owns the GO Network) and Lycos. Also several companies have developed applications similar to the ZapBox, such as Jotter, MyExcite and Netzero, which use Internet technologies to deliver advertising and access to content to Internet users who sign-up for their services. We will also compete for advertising with Web site publishers as well as traditional media like television, radio, print and outdoor advertising.

     The market for Internet advertising and related products is intensely competitive. We expect our competition to be intense and to continue to increase because there are no substantial barriers to entry. The level of competition is also likely to increase as current competitors increase the sophistication of their offerings and as new participants enter the market. Competition may also increase as a result of industry consolidation. In the future, as we expand our service offerings, we expect to encounter increased competition in the development and delivery of our services. In addition, new technologies and the expansion of existing technologies may increase competitive pressures on us. Increased competition is likely to put downward pressure on pricing and gross margins. Further, many of our existing and potential competitors have substantially greater financial, technical and marketing resources than we do, longer operating histories, greater name recognition, established customer bases and broader product and service offerings than we do. These factors may allow them to respond more quickly than we can to new or emerging technologies and changes in customer requirements. These competitors may also be able to devote greater resources than we can to the development, promotion and sale of their products and services. These competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees, strategic partners, advertisers and Web publishers. Our competitors may also develop products or services that are equal or superior to our solutions or that achieve greater market acceptance than our solutions. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our prospective advertising, ad agency and Web publisher customers. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share. As a result, we may be unable to secure and grow a customer base. We cannot assure you that we will be able to compete effectively or that competitive pressures will not adversely affect our business, results of operations or financial condition. Please see Item 1. "Business -- Competition."

Our Computer Systems, and the Systems of Others We Depend on, May Not Operate Properly Because of Year 2000 Problems

     Many companies' computer systems, software products and control devices needed to be upgraded or replaced in order to operate properly in the Year 2000 and because of the inability to distinguish 21st century dates from the 20th century dates. Zap.Com was aware of the issues associated with the programming code in existing computer systems as the year 2000 approached.

     As of and after March 16, 2000, Zap.Com has not experienced any Year 2000 related disruptions to its computer systems or business operations. If any of these errors or defects do exist, we may incur material expenses to resolve them. Although to date we have not experienced any date related problems with the hardware and software used in our systems, we cannot assure you that such problems may not surface. If these systems do experience date related problems, we could experience a delay in generating revenue, diversion of our resources or incur expenses that could unexpectedly materially adversely affect our financial condition and prospects. Please see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000."

If the Web Infrastructure Were to Fail, We Would not be Able to Deliver Programming to Our Networks

     Our future success substantially depends, among other things, upon the continued expansion and maintenance of the Web infrastructure as a reliable network backbone on which we can transmit programming to our network. This requires the necessary speed, capacity and security and timely development of enabling products like high speed modems, for providing reliable Web access and services. We can provide no assurance that the Web infrastructure will continue to be able to support the growing demands placed upon it as the Web continues to grow in terms of the number of users, the frequency of users and the increased bandwidth requirements so that the performance or reliability of the Web will not be adversely affected by these demands. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity or due to increased governmental regulation. Changes in, or insufficient availability of, telecommunications services to support the Internet could also result in slower response times and adversely affect usage of the Web and the effectiveness of our network. In fact, the Web has experienced a variety of outages and other delays due to damage to a portion of its Web infrastructure. Any future outages or delays could adversely impact the Web sites participating in the ZapNetwork. Any outages of this nature or any other failure of the Internet infrastructure to effectively support the expected growth in the Web, could delay the growth of the Internet and adversely affect our revenues and cause us to incur additional operating expenses.

On-Line Security Breaches Could Harm Our Reputation, Our Ability to Pursue e-Commerce Opportunities and Expose Us to Liability

     A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. As we establish e-commerce relationships, we plan to rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information over our network. It is possible that advances in computer capabilities, new discoveries or other developments will result in a compromise or breach of the algorithms that we select for this purpose. This could have a material adverse effect on our business, including our reputation, and our ability to secure and continue e-commerce relationships.

     We may be required to expend significant capital and other resources to protect against the threat of security breaches like this or to alleviate problems caused by these breaches. The public's concern over the security of Internet transactions and the privacy of users may also inhibit the growth of the Web, especially as a means of conducting commercial transactions. To the extent that our activities or those of third party contractors involve the storage and transmission of proprietary information, like credit card numbers, security breaches could expose us to a risk of loss or litigation and possible liability. We can provide no assurance that our security measures will prevent security breaches or that failure to prevent these types of security breaches will not significantly limit our ability to pursue e-commerce opportunities or expose us to third party liability.

If We are Unable to Keep up With Rapid Technological Change, Our Service will Become Less Desirable

     The Internet industry and its markets for commercial activities are characterized by rapidly changing customer and user requirements, frequent new service or product announcements, introductions and enhancements and evolving industry standards and practices. In addition, these market characteristics are heightened by the inclination of companies from many industries to offer Internet-based products and services. As a result, our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our service offerings to evolving industry standards and to continually improve the performance, features and reliability of our services in response to competitive service offerings and the evolving demands of the marketplace on a timely and cost-effective basis. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our services or infrastructure. We cannot assure you that we will be successful in using new technologies effectively or adapting the ZapNetwork to customers, network site members or emerging industry standards. If we are unable to adapt in a timely manner in response to changing market conditions or customer requirements, our services may become less desirable, which could adversely affect our ability to generate and grow revenues.

Regulatory and Legal Uncertainties Could Increase Our Cost and Decrease the Demand for Our Service

     Although there are currently few laws or regulations that specifically regulate activity on the Internet, the number of these laws and regulations is increasing. A number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governments and agencies. Laws or regulations may be adopted with respect to the Internet relating to liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, pricing, taxation and quality of products and services.

     Moreover, the applicability to the Internet of existing laws governing issues like intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment and personal privacy is uncertain and developing. The extent to which existing laws relating to issues like property ownership, pornography, libel and personal privacy are applicable to the Internet is uncertain. Some foreign governments, like Germany, have enforced laws and regulations related to content distributed over the Internet that are more strict than those currently in place in the United States. Any new legislation or regulation, or the application or interpretation of existing laws, may decrease the growth in the use of the Internet, which could in turn decrease the demand for Zap.Com's service, increase Zap.Com's cost of doing business or otherwise have a material adverse effect on our business and operating results.

     In addition, there is growing public concern about privacy on the Internet and in particular about the collection and use of information about Internet users. Several private actions have been commenced other Internet companies challenging their collection and use of personal information about Internet users. The outcome of these actions and the impact of these cases on Zap.Com, if any, is unclear and could increase Zap.Com's cost of doing business or otherwise harm our business interests. Please see Item 1. "Business -- Government Regulation and Legal Uncertainties."

It is Difficult to Predict Whether a Market for Our Stock Will Develop, and if a Market Develops, the Market Price of Our Stock will Likely be Volatile

     Our common stock has been thinly-traded on the NASD OTC electronic bulletin board since November 30, 1999 with the daily volume in our shares ranging from 100 shares to 19,800 shares as of March 16, 2000. We cannot assure you that investors will develop an interest in our common stock so that an active trading market develops or, if this occurs, how active that trading market will be or whether it will be sustained. In addition, the market for our securities is highly volatile. Between November 30, 1999 and March 16, 2000, the trading price of our common stock has fluctuated between $0.25 and $12.00 per share. It is likely that the price of our common stock will continue to fluctuate widely in the future. A number of specific factors that may affect the price, liquidity and volatility of our securities, include:

        - the minimal supply of shares eligible for public resale as of the date of this document;

        - actual or anticipated fluctuations in our quarterly operating results;

        - operating results that vary from expectations as to our future financial performance or changes in financial estimates for us by securities analysts and investors;

        - announcements of technological innovations or new services by us or our competitors;

        - announcements by us or our competitors of significant contracts, acquisitions, strategic relationships, joint ventures, capital commitments and the status of the growth of our network;

        - announcements by third parties of significant claims or proceedings against us;

        - future sales or issuances of equity by us;

        - change in the status of our intellectual property rights;

        - the operating and stock price performance of other comparable companies; and

        - that our common stock is not followed by any market analysts.

     Any of these factors could adversely affect the trading price and liquidity of our stock. Also, the stock market in general has experienced extreme price and volume volatility that has especially affected the market prices of securities of many Internet-related and small capitalization companies. Stock prices for Internet-related companies are often influenced by rapidly changing perceptions about the future of the Internet or the results of other Internet or technology companies, rather than specific developments relating to the issuer of that particular stock. If our stock price is volatile, a securities class action may be brought against us. Class action litigation could result in substantial costs and divert our management's attention and resources. Any adverse determination in this litigation could also subject us to significant liabilities.

     If at any time the price of our common stock declines below $5.00 and at such time our securities are not then registered on a national securities exchange or quoted in the Nasdaq system and our net assets are below $5,000,000 (or after April 2002 $2,000,000) and our average revenue for the last three years has been less than $6,000,000, our common stock would be considered "penny stock" under the Securities Exchange Act of 1934 and the rules of the SEC. Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock regulations adopted by the SEC. These regulations require a broker-dealer, prior to a transaction in a penny stock with customers other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse), to provide the customer with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market values of the common stock held in the customer's accounts. The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer's confirmation. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our securities and adversely affect your ability to sell our securities in the secondary market and the price of our securities in the secondary market.

Zapata's Control and the Presence of Interlocking Directors and Officers Create Potential Conflicts of Interest and Could Prevent a Change of Control

     As of the date of this report Zapata owns approximately 98% of our outstanding common stock. As a result, Zapata's directors and officers will be able to control the outcome of substantially all matters submitted to the stockholders for approval, including the election of directors and any proposed merger, liquidation, transfer or encumbrance of a substantial portion of its assets, or amendment to our charter to change our authorized capitalization. This concentration of ownership may also have the effect of delaying or preventing a change in control of Zap.Com even if it would be beneficial to our stockholders. Please see Item 12. "Security Ownership of Certain Beneficial Owners and Management -- Principal Stockholders."

     In addition, our executive officers also are directors, officers or employees of Zapata and, in most cases, either own, or hold an option to purchase, equity securities of Zapata. In addition, Malcolm Glazer, who is the father of our President and Chief Executive Officer, Avram Glazer, controls and beneficially owns approximately 44% of Zapata's outstanding common stock. As a result, these executive officers have inherent potential conflicts of interest when making decisions related to transactions between us and Zapata. Zapata's ability to control matters listed above together with the potential conflicts of interest of its executive officers who also serve as executive officers of Zap.Com and our initial Chairman of the Board could adversely affect the trading price and liquidity of our common stock. These factors could limit the price that investors might be willing to pay for our common stock in the future.

     In addition, those persons serving as both our officers and key employees and those of Zapata have not committed to devote any specific percentage of their business time to us. The competing claims upon each officer's time and energies could divert their attention from our affairs, placing additional demands on our resources. The efforts of all or any of these individuals may not be sufficient to meet both our needs and those of Zapata. If we were deprived of access to any key members of our management team, or other personnel, or lost access to these type of services altogether, our business, prospects, results of operations and financial condition could be materially adversely affected.

     On October 20, 1999, we entered into agreements with Zapata, including an investment and distribution agreement, a tax sharing and indemnity agreement, a services agreement and a registration rights agreement for the purpose of defining our on-going relationship with Zapata following Zapata's distribution of our shares on November 12, 1999. Please see Item 13. "Certain Relationships and Related Transactions -- Related Party Transactions -- Zapata Corporation." We cannot assure you that the terms of these agreements, or the related transactions, are on terms as favorable to us as could have been obtained from unaffiliated third parties.

We Have Liabilities As A Member of Zapata's Consolidated Tax Group

     We have been, and expect to continue to be, for the foreseeable future, a member of Zapata's consolidated tax group under federal income tax law until the Zap.Com securities held by Zapata do not constitute either 80% of the voting power or the market value of Zap.Com's outstanding stock. Each member of a consolidated group for federal income tax purposes is jointly and severally liable for the federal income tax liability of each other member of the consolidated group. Similar rules may apply under state income tax laws. Although we have entered into a tax sharing and indemnity agreement with Zapata, if Zapata or members of its consolidated tax group (other than us and our subsidiaries) fail to pay tax liabilities arising prior to the time that we are no longer a member of Zapata's consolidated tax group, we could be required to make payments in respect of these tax liabilities and these payments could materially adversely affect our financial condition.

Please see Item 13. "Certain Relationships and Related Transactions -- Related Party Transactions -- Tax Sharing and Indemnity Agreement."

Because We Do Not Intend To Pay Any Cash Dividends On Our Common Stock, Holders Of Our Common Stock Will Not Be Able To Receive A Return On Their Shares Unless They Sell Their Shares

     We have paid no dividends on our common stock and we cannot assure you that we will achieve sufficient earnings to pay cash dividends on our common stock in the near future. Further, we intend to retain any future earnings to fund the development and expansion of our operations. Therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, holders of our common stock will not be able to receive a return on their shares unless they sell them, which could be difficult unless a more active market develops in our stock. Please see Item 5. "Market for the Registrant's Common Equity and Related Stockholder Matters."

The Anti-Takeover Provisions In Our Corporate Documents May Have An Adverse Effect On The Market Price Of Our Common Stock

     If Zapata were ever to lose voting control over us, provisions within our charter and by-laws could make it more difficult for a third party to gain control of us. This would be true even if a change in control might be beneficial to our stockholders. This could adversely affect the market price of our common stock. These provisions include:

        - the elimination of the right to act by written consent by stockholders after Zapata no longer holds a controlling interest in us;

        - the elimination of the right to call special meetings of the stockholders by stockholders except that Zapata may do so as long as it holds a controlling interest in us;

        - the creation of a staggered board of directors; and,

        - the ability of the board of directors to designate, determine the rights and preferences of, and to issue preferred stock, without stockholder consent, which could adversely affect the rights of our common stockholders.

A Substantial Amount of our Common Stock is Eligible for Sale into the Market and this could Depress our Stock Price

     Sales of a substantial number of shares of our common stock in the future could cause the market price of our common stock to decline. As of the date of this document, we have outstanding 50,000,000 shares of common stock, of which Zapata owns 48,972,258 shares, Malcolm Glazer owns 707,908 shares, Avram Glazer owns 50,020 shares and the public owns 269,814 shares. In addition, we have 3,000,000 shares of common stock reserved for issuance under our 1999 Long-Term Incentive Plan and 2,000,000 shares of our common stock reserved for issuance of shares that may be purchased under the warrants granted to American Internetwork Sports.

     All of our shares distributed by Zapata to its stockholders on November 12, 1999 are freely tradable without restriction or further registration under the federal securities laws unless acquired by our "affiliates," as that term is defined in Rule 144 under the Securities Act of 1933. All of the shares held by Zapata (other than 1,000,000 shares available for sale by Zapata under an effective registration statement), acquired by "affiliates" in Zapata's distribution or by the Glazers in connection with their November 1999 investment are "restricted securities" under the Securities Act and available for resale upon compliance with Rule 144, including the one year holding period and the timing, manner and volume of sales of these shares. In the absence of Rule 144's availability, these shares may only be publicly resold if they are registered or another exemption is available.

     We have registered 1,000,000 shares of Zap.Com common stock for resale by Zapata from time to time under a separate registration statement. We have also granted Zapata registration rights with respect to all of its shares. These registration rights effectively allow Zapata to register and publicly sell all of its shares at any time and to participate as a selling stockholder in future public offerings by Zap.Com.

     The warrants issued to American Internetwork Sports generally vest over three years and expire in November 2004; however, the warrants will accelerate and immediately vest and become exercisable if Zap.Com terminates its consulting agreement with American Internetwork Sports without cause or there is a change in control of Zap.Com. Please see Item 13. "Certain Relationships and Related Transactions -- Related Party Transactions -- American Internetwork Sports Company, LLC." All of the shares issued to American Internetwork Sports upon exercise of the warrants, will be available for public resale under Rule 144 following the expiration of a one year holding period commencing upon the issuance of shares after the exercise of the warrants and compliance with the other requirements of Rule 144. Further, prior to the first anniversary of the issuance of the warrants, Zap.Com is required to register the shares issued upon exercise of the warrants on a registration statement on Form S-8. This registration statement will automatically become effective upon filing and permit unrestricted public resale of these shares.

     In addition, we also intend to file a registration statement on Form S-8 under the Securities Act covering the shares reserved for issuance under the 1999 Long-Term Incentive Plan. This registration statement will also automatically become effective upon filing and permit unrestricted public resale of these shares. In addition to shares covered by this document, we have registered on a shelf basis under the registration statement of which this document forms a part 30,000,000 shares of our common stock for issuance from time to time in the future in connection with acquisitions, mergers, other business combinations, future offerings to Web site owners who apply to join our network, to strategic and commercial partners and in connection with future promotions and other events. All of the shares which are issued to Web site owners in connection with this offering or in connection with these other transactions will be freely tradable. The sale of a substantial amount of these shares into the market could cause the price of our stock to drop. In addition, sales could create the perception to the public of difficulties or problems with our business. As a result, these sales also might make it more difficult for us to sell equity or equity related securities in the future at a time and price that we deem appropriate.

Investors will Experience Dilution with Future Stock Issuances

     We currently intend to finance a significant amount of the growth in the ZapNetwork with shares of our common stock. Under the pricing formula we expect to use to purchase web site rights, the number of shares of our common stock to be issued to potential network members will be a function of trading prices prior to each of the payment dates under the ZapNetwork agreement and the applicable per share floor price, Further, the purchase price is subject to adjustment if a Web site's traffic declines below a specified level. Accordingly, we can only predict the maximum and not the actual number of shares of common stock to be issued in connection with this offering.

     In addition, we may from time to time issue additional shares in the future in connection with promotions and other events. Please see Item 1.
"Business -- Building the ZapNetwork". We currently have 1,500,000,000 authorized shares of common stock. As of the date of this document, we have 50,000,000 shares of common stock outstanding. We will be able to finance our growth, future acquisitions and promotional or other events by issuing significant amounts of additional shares of common stock without obtaining stockholder approval of these issuances, provided we comply with the rules and regulations of any exchange or national market system on which our shares are then listed. As of the date of this document, we have registered under the registration statement of which this document forms a part 30,000,000 shares on a shelf basis for offer and issuance from time to time in connection with future acquisitions (including additional Web site rights) and promotions or similar events. To the extent we use our common stock in this manner in the future, dilution in percentage ownership will be experienced by existing stockholders.

     As of the date of this report, we have reserved 5,000,000 shares of common stock for issuance on the exercise of 2,000,000 warrants issued to American Internetwork Sports and options issued or to be issued pursuant to our 1999 Long-Term Incentive Stock Option Plan, including outstanding options for the purchase of 608,000 shares of our common stock. The warrants have an exercise price of $2.00 per share and generally become exercisable annually in equal one third amounts commencing in October 2000. The outstanding options and warrants have a weighted average exercise price of $2.07 per share, vest annually in ratable amounts over three years from the grant date, the first of which was in October 1999 and have a term of five years. The issuance of shares upon the exercise of the above securities will have a dilutive effect on our common stock, which may adversely effect the price of our common stock.

WE CANNOT ASSURE YOU THAT WEB SITE OWNERS WILL NOT BE TERMINATED FROM THE ZAPNETWORK

     While certain Web site owners may be conditionally admitted to the ZapNetwork, there can be no assurance that we will continue those Web sites in the network after conducting our evaluation of their Web sites or that they will not be terminated in the future under the terms of the ZapNetwork agreement that they enter into with us. If one or more of the Web site owners accepted into our network is terminated, then any shares registered in this offering and subscribed by these Web site owners may be used for the acquisition of Web site rights from other Web site owners. There is no assurance that we will be able to use those shares to acquire Web site rights from additional Web sites on acceptable terms.

WE INTEND TO RELY ON REPRESENTATIONS, WARRANTIES AND INDEMNITIES IN CONNECTION WITH THE ACQUISITION OF WEB SITE RIGHTS RATHER THAN DUE DILIGENCE AND MISREPRESENTATION AND BREECHES OF WARRANTIES BY WEB SITE OWNERS COULD HAVE MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION OR RESULTS OF OPERATIONS

     In accepting a Web site owner into the ZapNetwork, we expect to rely upon the representations, warranties and indemnities made by the Web site owner in their ZapNetwork agreement with respect to their Web sites and related matters. We do not intend to perform any due diligence investigation in connection with these transactions other than a third party audit of the unique user traffic on the Web site during the initial evaluation period. There can be no assurance that these representations and warranties will be true and correct and material adverse facts relating to the Web sites and related matters may exist that we are unaware of and which could cause harm to us or our network. In addition, any material misrepresentations could have a material adverse effect on our financial condition and results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Market risks relating to Zap.Com's operations result primarily from changes in interest rates. Zap.Com invests its cash and cash equivalents in Federal Home Loan Mortgage Corporate Discount Notes -- zero coupon, with maturities of 30 days or less.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Zap.Com Corporation

     In our opinion, the accompanying balance sheets and related statements of operations, cash flows and changes in stockholders' equity (deficit) present fairly, in all material respects, the financial position of Zap.Com Corporation (a Development Stage Company, the "Company") at December 31, 1999 and December 31, 1998 and the results of its operations and its cash flows for the period from April 2, 1998 (date of inception) to December 31, 1998, for the year ended December 31, 1999, and for the cumulative period from April 2, 1998 (date of inception) to December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

New Orleans, Louisiana
January 28, 2000

                              ZAP.COM CORPORATION
                         [A DEVELOPMENT STAGE COMPANY]

                                 BALANCE SHEETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1998            1999
                                                              ------------    ------------
ASSETS:
Current assets:
       Cash and cash equivalents............................     $  --        $  7,579,363
       Interest receivable..................................        --              45,914
       Prepaid assets and other receivables.................        --             549,466
                                                                 -----        ------------
          Total current assets..............................        --           8,174,743
Property and equipment, net.................................        --              41,424
Capitalized software costs..................................        --             272,581
                                                                 -----        ------------
          Total assets......................................     $  --        $  8,488,748
                                                                 =====        ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES:
Current liabilities:
       Accounts payable.....................................     $  --        $    299,538
       Due to related party.................................        --              39,588
       Accrued liabilities..................................        --             410,179
       Amounts due to stockholder and affiliates............       783               3,900
                                                                 -----        ------------
          Total current liabilities.........................       783             753,205
                                                                 -----        ------------
          Total liabilities.................................       783             753,205
                                                                 -----        ------------
COMMITMENT & CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value, 1,500,000,000 shares
     authorized, 49,450,000 shares issued and outstanding as
     of December 31, 1998; $.001 par value, 1,500,000,000
     shares authorized, 50,000,000 issued and outstanding as
     of December 31, 1999...................................        10              50,000
  Additional paid in capital................................        --          21,549,996
  Preferred stock, $0.01 par value, 150,000,000 shares
     authorized, 0 shares issued and outstanding as of
     December 31, 1998 and 1999.............................        --                  --
  Deficit accumulated during the development stage..........      (793)         (3,535,733)
  Deferred consulting expense...............................        --         (10,328,720)
                                                                 -----        ------------
          Total stockholders' (deficit) equity..............      (783)          7,735,543
                                                                 -----        ------------
          Total liabilities and stockholders' equity........     $  --        $  8,488,748
                                                                 =====        ============

   The accompanying notes are an integral part of these financial statements.

                              ZAP.COM CORPORATION
                         [A DEVELOPMENT STAGE COMPANY]

                            STATEMENTS OF OPERATIONS

                                                                                            CUMULATIVE
                                            FROM APRIL 2, 1998                          FROM APRIL 2, 1998
                                            (DATE OF INCEPTION)         FOR THE         (DATE OF INCEPTION)
                                                  THROUGH             YEAR ENDED              THROUGH
                                             DECEMBER 31, 1998     DECEMBER 31, 1999     DECEMBER 31, 1999
                                            -------------------    -----------------    -------------------
Revenues..................................      $        --           $        --           $        --
Cost of revenues..........................               --               141,160               141,160
                                                -----------           -----------           -----------
  Gross profit............................               --              (141,160)             (141,160)
Operating expenses:
  Product development.....................               --                52,388                52,388
  Sales and marketing.....................               --             1,696,539             1,696,539
  General and administrative..............              793             1,690,907             1,691,700
  Depreciation............................               --                 8,105                 8,105
                                                -----------           -----------           -----------
          Total operating expenses........              793             3,447,939             3,448,732
                                                -----------           -----------           -----------
          Loss from operations............             (793)           (3,589,099)           (3,589,892)
Interest income...........................               --                54,159                54,159
                                                -----------           -----------           -----------
Loss before income taxes..................             (793)           (3,534,940)           (3,535,733)
Benefit from income taxes (Note 7)........               --                    --                    --
                                                -----------           -----------           -----------
Net loss..................................      $      (793)          $(3,534,940)          $(3,535,733)
                                                ===========           ===========           ===========
Per share data (basic and diluted):
Net loss per share........................      $      (.00)          $      (.07)          $      (.07)
          Average common shares and common
            share equivalents
            outstanding...................       49,450,000            49,525,342            49,493,036

   The accompanying notes are an integral part of these financial statements.

                              ZAP.COM CORPORATION
                         [A DEVELOPMENT STAGE COMPANY]

                            STATEMENTS OF CASH FLOWS

                                                                                            CUMULATIVE
                                            FROM APRIL 2, 1998                          FROM APRIL 2, 1998
                                            (DATE OF INCEPTION)         FOR THE         (DATE OF INCEPTION)
                                                  THROUGH             YEAR ENDED              THROUGH
                                             DECEMBER 31, 1998     DECEMBER 31, 1999     DECEMBER 31, 1999
                                            -------------------    -----------------    -------------------
Cash flows used in operating activities:
  Net loss................................         $(793)             $(3,534,940)          $(3,535,733)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation.........................            --                    8,105                 8,105
     Warrants expense.....................            --                1,171,276             1,171,276
     Changes in assets and liabilities
       Interest receivable................            --                  (45,914)              (45,914)
       Prepaid expenses...................            --                 (549,466)             (549,466)
       Accounts payable...................            --                  299,538               299,538
       Accrued liabilities................            --                  410,179               410,179
                                                   -----              -----------           -----------
          Total adjustments...............            --                1,293,718             1,293,718
                                                   -----              -----------           -----------
       Net cash used in operating
          activities......................          (793)              (2,241,222)           (2,242,015)
                                                   -----              -----------           -----------
Cash flows used by investing activities:
  Capital additions.......................            --                 (282,522)             (282,522)
                                                   -----              -----------           -----------
     Net cash flows used by investing
       activities.........................            --                 (282,522)             (282,522)
                                                   -----              -----------           -----------
Cash flows provided by financing
  activities:
  Issuance of common stock and
     recapitalization of common stock.....            10                   49,990                50,000
  Additional paid in capital..............            --               10,050,000            10,050,000
  Amounts due to stockholder and
     affiliates...........................           783                    3,117                 3,900
                                                   -----              -----------           -----------
          Net cash flows provided by
            financing activities..........           793               10,103,107            10,103,900
                                                   -----              -----------           -----------
Net change in cash and cash equivalents...            --                7,579,363             7,579,363
Cash and cash equivalents at beginning of
  period..................................            --                       --                    --
                                                   -----              -----------           -----------
Cash and cash equivalents at end of
  period..................................         $  --              $ 7,579,363           $ 7,579,363
                                                   =====              ===========           ===========
Supplemental schedule of noncash investing
  activities
  Transfer of equipment from related
     party................................         $  --              $    39,588           $    39,588
                                                   =====              ===========           ===========
Supplemental schedule of noncash financing
  activities
  Warrants issued for consulting
     services -- fair value...............         $  --              $11,499,996           $11,499,996
                                                   =====              ===========           ===========

   The accompanying notes are an integral part of these financial statements.

                              ZAP.COM CORPORATION
                         [A DEVELOPMENT STAGE COMPANY]

            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                          DEFICIT
                                       COMMON STOCK                     ACCUMULATED                      TOTAL
                                   --------------------                 DURING THE      DEFERRED     STOCKHOLDERS'
                                     SHARES                 PAID IN     DEVELOPMENT    CONSULTING       EQUITY
                                    (NOTE 8)    AMOUNT      CAPITAL        STAGE        EXPENSE        (DEFICIT)
                                   ----------   -------   -----------   -----------   ------------   -------------
BALANCE, APRIL 2, 1998 (date of
  inception).....................          --   $    --   $        --   $        --   $         --    $        --
Issuance of 49,450,000 shares
  common stock on April 2, 1998
  at no par value................  49,450,000        10            --            --             --             10
Net loss.........................          --        --            --          (793)            --           (793)
                                   ----------   -------   -----------   -----------   ------------    -----------
BALANCE, DECEMBER 31, 1998.......  49,450,000        10            --          (793)            --           (783)
Recapitalization of common stock,
  November 12, 1999 (Note 3).....          --    49,440            --            --             --         49,440
Common stock issued..............     550,000       550     1,099,450            --             --      1,100,000
Additional capital
  contribution -- Zapata
  Corporation....................          --        --     8,950,550            --             --      8,950,550
Warrants issued..................          --        --    11,499,996            --    (11,499,996)            --
Warrants expense.................          --        --            --            --      1,171,276      1,171,276
Net loss.........................          --        --            --    (3,534,940)            --     (3,534,940)
                                   ----------   -------   -----------   -----------   ------------    -----------
BALANCE, DECEMBER 31, 1999.......  50,000,000   $50,000   $21,549,996   $(3,535,733)  $(10,328,720)   $ 7,735,543
                                   ==========   =======   ===========   ===========   ============    ===========

   The accompanying notes are an integral part of these financial statements.

                              ZAP.COM CORPORATION
                         [A DEVELOPMENT STAGE COMPANY]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1. BUSINESS AND ORGANIZATION

     Zap.Com Corporation (formerly known as Zap Internetworks, Inc), a Nevada corporation (the "Company", "Zap.Com") was incorporated in April 1998 and is a majority-owned subsidiary of Zapata Corporation ("Zapata"). Zap.Com is a development stage company which was formed to engage in an Internet business through the development of the ZapNetwork, which seeks to become a global network of independently owned Web sites that deploy the Company's Web application, the ZapBox, on a perpetual basis through which the Company will distribute user content, advertising and e-commerce. The Company has not yet commenced significant operations, and its primary activity to date has been research and investigation of Internet industry opportunities and the development of the Company's business model, the establishment of strategic relationships to provide internet connectivity and technology systems to support its network which it plans to build and the creation of the ZapBox and the Zap.Com homepage. In order to successfully execute its business model, the Company must contract with Web sites to participate in the Company's network, and complete the public registration of its common stock to be used to acquire space on the independent Web sites who join the Company's network. The business model to be employed by the Company and its potential for profit is unproven. The Company anticipates incurring significant operating losses and capital expenditures for the foreseeable future. The Company has adopted a fiscal year-end of December 31.

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

  Cash and Cash Equivalents

     The Company considers all highly liquid debt of instruments with an original maturity of 90 days or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates market.

  Property and Equipment

     Property, equipment and software are stated at cost, less accumulated depreciation. Depreciation is based on the estimated useful lives of property and equipment using the straight-line method. The estimated useful lives for most depreciable assets are five to seven years.

  Internal Use Software

     The Company capitalizes software for internal use in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This standard requires certain direct develop-

                              ZAP.COM CORPORATION
                         [A DEVELOPMENT STAGE COMPANY]

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

ment costs associated with internal use software to be capitalized including external direct costs of material and services and payroll costs for employees devoting time to the software projects. These costs are amortized over the useful life of the software beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage as well as for maintenance and training are expensed as incurred. Internal use software will be depreciated over three years.

  Impairment of Long-Lived Assets

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

  Deferred Consulting Expense

     Deferred expenses for warrants represents the current cumulative unearned value of warrants issued to non-employees for consulting services. The Company accounts for these warrants in accordance with Emerging Task Force Issue ("EITF") 96-18 "Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods or Services" which requires such transactions to be expensed based on the then current fair value of the warrants at the end of each reporting period with adjustment of prior period expense to actual expense at each vesting date.

  Earnings Per Share

     Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" requires presentation of basic loss per share and diluted loss per share for all periods presented. Basic loss per share is computed by dividing the net loss by the sum of the weighted average number of shares of common stock outstanding. Diluted earnings per share is based on the potential dilution that would occur on exercise or conversion of securities into common stock. At December 31, 1999, outstanding options for 578,000 and warrants for 2,000,000 shares of common stock with weighted average per share exercise prices of $2.00 that could potentially dilute basic earnings per share in the future were not included in the computation of diluted net loss per share because to do so would have an antidilutive effect for the periods presented.

  Start-up Costs

     In accordance with AICPA SOP 98-5 -- "Reporting on the Costs of Start-up Activities", the Company expenses all start-up activities, including organization costs, as they are incurred.

  Cost of Revenues

     Cost of revenues consist primarily of hosting, bandwidth, communications, ad delivery, and content license fees costs associated with the Company's banner and other Internet properties.

  Product Development

     Product development expenses consist primarily of costs for research, design and development of the Company's proprietary Internet properties.

  Income Taxes

     The Company utilizes the liability method to account for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary

                              ZAP.COM CORPORATION
                         [A DEVELOPMENT STAGE COMPANY]

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

differences between the financial reporting and tax reporting basis of assets and liabilities, and operating loss and tax credit carry forwards for tax purposes. The Company is included in Zapata's consolidated U.S. federal income tax return and its income tax effects are allocated to the Company in proportion to its contribution to consolidated taxable income.

     A valuation allowance is provided to reduce deferred tax assets to a level which, more likely than not, will be realized. Primary factors considered by management to determine the size of the allowance include the estimated taxable income level for future years and the limitations on the use of such carry forwards and expiration dates.

  Equity Based Compensation

     The Company accounts for its employee stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense related to employee stock options is recorded only if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. The Company adopted the disclosure-only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma net income and pro forma earnings per share disclosures for employee stock grants made in 1999 and future years as if the fair-value-based method of accounting in SFAS No. 123 had been applied to these transactions.

  Comprehensive Income

     Effective January 1, 1999, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. To date, the Company has not had any transactions that are required to be reported in comprehensive income.

  Segments

     Effective January 1, 1999, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has determined that it does not have any separately reportable business segments as of December 31, 1998 and December 31, 1999.

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

  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The statement requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The

                              ZAP.COM CORPORATION
                         [A DEVELOPMENT STAGE COMPANY]

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the impact of the adoption of SFAS No. 133 is not currently expected to have a material impact on financial position, results of operations or cash flows. The Company will be required to implement SFAS No. 133, as amended, in the first quarter of fiscal 2001.

NOTE 3. STOCKHOLDERS' EQUITY (DEFICIT)

     The Company was incorporated in April 2, 1998 as a wholly-owned subsidiary of Zapata, through the issuance of 1,000 shares of no par value common stock. As of December 31, 1999 and December 31, 1998, the Company has accumulated a deficit during its development stage of $3,535,733 and $793, respectively. The Company will continue to incur a development stage deficit until it begins its planned operations, at which point, the Company will accumulate its operating results in retained earnings.

     In September 1999, Zapata advised the Company of the Zapata Board's intention to declare a dividend, payable to its stockholders, of one share of Zap.Com common stock for every 50 shares of Zapata common stock on a record date to be determined. On October 26, 1999, a record date of November 5, 1999 was declared. The primary purpose of the distribution was the creation of a public market for the Company's common stock and future access to public markets.

     In November 1999, the Company amended and restated its Articles of Incorporation to revise its capital structure. Subsequent to the amendment, Zap.Com's authorized capital stock consisted of: (1) 1,500,000,000 shares of Zap.Com common stock, par value $.001 per share and (2) 150,000,000 shares of preferred stock, par value $.01 per share. Also, the Company Board of Directors approved a 49,450 for one stock split immediately prior to the distribution. All share and per share information has been retroactively restated to reflect this split.

     On November 12, 1999, Zapata distributed 477,742 shares of Zap.Com common stock to its stockholders. Also, on November 12, 1999, Zapata provided the Company with $9,000,000, including $49,450 to meet the stated capital requirements of Nevada law to effectuate the 49,450 for one stock split which occurred immediately prior to the distribution. The contribution consisted of $8,000,000 in cash and the forgiveness of $1,000,000 of inter-company debt. At the same time, Malcolm Glazer and Avram Glazer contributed $1,100,000 in exchange for 550,000 shares of Zap.Com common stock.

NOTE 4. PROPERTY AND EQUIPMENT

     Property and equipment primarily consists of server and network equipment, the majority of which was transferred from a wholly owned subsidiary of Zapata. The equipment transfer was recorded at the cost basis of the assets to the transferor of approximately $40,000 on the transfer date of February 28, 1999. Zap.Com depreciates these assets over their remaining useful life of approximately 5 years. The company recorded depreciation expense of approximately $8,000 for the twelve month period ending December 31, 1999. No depreciation expense was recorded for the period ended December 31, 1998.

NOTE 5. CAPITALIZED SOFTWARE COSTS

     Capitalized software costs consists of the costs incurred during the development of ZapBox. The ZapBox is a software application which enables the Company to sell advertising across its network and is developed under a development, service and license agreement with a third party vendor. Future versions of the ZapBox to the extent that they add functionality that enable advertising on the Company's network will be capitalized. Maintenance and training costs will be expensed as incurred. These costs will be amortized over a three year period on a straight line basis beginning in the period in which the software is placed in service. As of

                              ZAP.COM CORPORATION
                         [A DEVELOPMENT STAGE COMPANY]

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

December 31, 1999 the Company has capitalized $272,581 in software development costs. The ZapBox became functional in January, 2000 at which time the Company will begin to amortize these costs.

NOTE 6. ACCRUED LIABILITIES:

     Accrued liabilities consist of the following:

                                                     DECEMBER 31, 1998    DECEMBER 31, 1999
                                                     -----------------    -----------------
Accrued audit and legal costs......................        $  --              $145,000
Accrued printing costs.............................           --               203,553
Accrued expenses...................................           --                61,626
                                                           -----              --------
                                                           $  --              $410,179
                                                           =====              ========

NOTE 7. INCOME TAXES

     As a result of net operating losses, the Company has not recorded a provision for income taxes. The components of the deferred tax assets and related valuation allowance at December 31, 1998 and December 31, 1999, respectively are as follows:

                                                     DECEMBER 31, 1998    DECEMBER 31, 1999
                                                     -----------------    -----------------
Deferred tax assets:
  Net operating loss carryforwards.................        $ 278             $ 1,237,507
                                                           -----             -----------
  Total deferred tax assets........................          278               1,237,507
  Less: valuation allowance........................         (278)             (1,237,507)
                                                           -----             -----------
  Net deferred taxes...............................        $  --             $        --
                                                           =====             ===========

     At December 31, 1998 and 1999, the Company fully reserved its deferred tax assets. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required. As of December 31, 1999, Zap.Com has $3,535,733 of net operating loss carry forwards that expire in 2019.

NOTE 8. STOCK OPTIONS AND STOCK ISSUANCE PLANS:

     The Company's 1999 Long-Term Incentive Plan (the "1999 Plan") provides for the ability of the Company to provide awards to existing and future officers, other employees, consultants and directors of the Company from time to time. The 1999 Plan is intended to promote the long-term financial interests and growth of the Company by providing employees, officers, directors and consultants of the Company with appropriate incentives and rewards to enter into and continue in the employ of, or relationship with, the Company and to acquire a proprietary interest in the long-term success of the Company.

     Under the 1999 Plan, 3,000,000 shares of common stock are available for awards. The 1999 Plan provides for the grant of any or all of the following types of awards: stock, options, stock appreciation rights, stock awards, and cash awards. The 1999 Plan provides that awards may be made thereunder of stock options, restricted stock grants, stock appreciation rights and cash awards.

     Future allocation of awards under the 1999 Plan is not currently determinable as the allocation is dependent upon future decisions to be made by the committee in its sole discretion, and the applicable provisions of the 1999 Plan. The exercise price of any stock option may, at the discretion of the committee, be

                              ZAP.COM CORPORATION
                         [A DEVELOPMENT STAGE COMPANY]

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

paid in cash or by surrendering shares or another award under the 1999 Plan, valued at fair market value on the date of exercise or any combination of cash or stock.

     Stock appreciation rights are rights to receive, without payment to Zap.Com, cash or shares of Zap.Com common stock with a value determined by reference to the difference between the exercise or strike price of the stock appreciation rights and the fair market value or other specified valuation of the shares at the time of exercise. Stock appreciation rights may be granted in tandem with stock options or separately.

     Stock awards may consist of shares of Zap.Com common stock or be denominated in units of shares of common stock. A stock award may provide for voting rights and dividend equivalent rights. The committee may specify conditions for awards, including vesting service and performance conditions. Vesting conditions may include, without limitation, provision for acceleration in the case of a change-in-control of Zap.Com, vesting conditions and performance conditions, including, without limitation, performance conditions based on achievement of specific business objectives, increases in specified indices and attaining specified growth measures or rates.

     On October 20, 1999, the Company granted options to purchase up to 578,000 shares of Zap.Com common stock at $2.00 per share to persons who are Zap.Com executives and key employees. These options will vest ratably on an annual basis during the first three years following their issuance and have five year terms.

                                                              NUMBER      WEIGHTED AVERAGE
                                                             OF SHARES     EXERCISE PRICE
                                                             ---------    ----------------
Options Outstanding at April 2, 1998 (Date of Inception)...        --          $  --
Granted....................................................        --             --
Options Outstanding at December 31, 1998...................        --             --
Granted....................................................   578,000           2.00
                                                              -------          -----
Options Outstanding at December 31, 1999...................   578,000          $2.00
                                                              =======          =====
Options Exercisable at December 31, 1999...................        --          $  --
                                                              =======          =====

     Additional information with respect to the outstanding options as of December 31, 1999 is as follows:

                                 WEIGHTED     WEIGHTED                 WEIGHTED
                    NUMBER        AVERAGE     AVERAGE                  AVERAGE
   RANGE OF        OF SHARES     REMAINING    EXERCISE     NUMBER      EXERCISE
EXERCISE PRICES   OUTSTANDING   CONTR. LIFE    PRICE     EXERCISABLE    PRICE
---------------   -----------   -----------   --------   -----------   --------
     $2.00          578,000        5.00        $2.00         --           $--
                    =======        ====        =====          ==          ==

     The Company has elected to follow the measurement provisions of APB Opinion No. 25, under which no recognition of expense is required in accounting for stock options granted to employees for which the exercise price equals or exceeds the fair market value of the stock at the grant date. All of the outstanding options at December 31, 1999 under the 1999 Plan were granted prior to the Company becoming a public company. Accordingly, the Company determined there was no compensation expense attributable to these options based on an independent valuation of the Company on the date of grant.

     To estimate compensation expense which would be recognized under SFAS No. 123, "Accounting for Stock-based Compensation", the Company uses the modified Black-Scholes option-pricing model with the following weighted-average assumptions for options granted through December 31, 1999: risk-free interest rate of 5.92%, expected dividends of 0%, no volatility (prior to becoming a public company), and an expected life of four years.

                              ZAP.COM CORPORATION
                         [A DEVELOPMENT STAGE COMPANY]

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Had compensation expense for the 1999 Plan been determined based on fair value at the grant date for the awards under the Plan consistent with SFAS No. 123, the Company's net losses for the period from April 2, 1998 (date of inception) through December 31, 1998, and the year ended December 31, 1999, would have been adjusted to the following pro forma amounts:

                                                        APRIL 2, 1998
                                                     (DATE OF INCEPTION)
                                                           THROUGH             YEAR ENDED
                                                      DECEMBER 31, 1998     DECEMBER 31, 1999
                                                     -------------------    -----------------
Net Loss, As Reported..............................        $ (793)             $(3,534,940)
Net Loss, Pro Forma................................        $ (793)             $(3,554,990)
Basic Net Loss Per Share, Pro Forma................        $(0.00)             $     (0.07)

NOTE 9. RELATED PARTY TRANSACTIONS

     The Company has utilized the services of the management and staff of its majority shareholder, Zapata, during its start-up period. The actual payroll and related fringe benefit costs for these employees of approximately $369,000 was allocated to the Company using a percentage of time analysis.

     Zap.Com's headquarters in Rochester, New York are located in space subleased to it by Zapata. Under the sublease agreement, annual rental payments are allocated on a cost basis. Total rental payments to Zapata in 1999 were $31,900. The Company also received server and network equipment from a related entity to operate its Web site www.zap.com, and to perform beta testing on the ZapBox. The Company recorded the assets at the cost to the transferor of approximately $40,000. No gain or loss was recognized on the transaction.

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

     As of and prior to November 12, 1999, Zap.Com had satisfied all of its startup and offering costs with borrowings from Zapata. On November 12, 1999, Zapata contributed $9,000,000 in cash and forgave $1,000,000 in intercompany debt from the Company pursuant to the completion of the distribution. The Company used the proceeds to pay down the remainder of its debt to Zapata and to fund its day to day operations.

     On October 20, 1999, the Company granted to American Internetwork Sports Company, LLC stock warrants in consideration for sports related consulting services. American Internetwork Sports is owned by the siblings of the Company's president and Chief Executive Officer, Avram Glazer. The Company accounts for this transaction in accordance with FASB EITF 96-18, which requires the recognition of expense based on the then current fair value of the warrants at the end of each reporting period with adjustment of prior period expense to actual expense at each vesting date. Accordingly, the Company estimated the fair value of the warrants at December 31, 1999 using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0.00%, risk-free interest rate of 6.15%; an expected life of 3.75 years and a volatility of 442.2%. Based on these assumptions, the fair value of each warrant at December 31, 1999 was $5.75. As a result, the Company recorded the expected cost of all 2,000,000 warrants of approximately

                              ZAP.COM CORPORATION
                         [A DEVELOPMENT STAGE COMPANY]

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

$11,500,000 as paid in capital-warrants with an equal offset to deferred expense-warrants. The deferred consulting expenses will be ratably charged to earnings over the three year vesting period of the warrants. As of December 31, 1999, approximately $1,171,000 was charged to earnings for these warrants.

NOTE 10. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                               QUARTER ENDED
                                        -----------------------------------------------------------
                                         MARCH 31,      JUNE 30,      SEPTEMBER 30,    DECEMBER 31,
                                        -----------    -----------    -------------    ------------
Revenues..............................  $        --    $        --     $        --     $        --
Total operating expenses..............  $   304,185    $   361,550     $   745,813     $ 2,036,391
Loss from operations..................  $  (304,185)   $  (361,550)    $  (745,813)    $(2,177,551)
Interest income.......................  $        --    $        --     $        --     $    54,159
Net loss..............................  $  (304,185)   $  (361,550)    $  (745,813)    $(2,123,392)
Per share data (basic and diluted)....  $     (0.01)   $     (0.01)    $     (0.02)    $     (0.04)
Shares outstanding....................   49,450,000     49,450,000      49,450,000      50,000,000

NOTE 11. SUBSEQUENT EVENT

     On January 27, 2000, Zap.Com granted stock options to an officer of Zap.Com to purchase up to 25,000 shares of common stock at an exercise price of $9.00 per share. On January 14, 2000 Zap.com granted to an officer of Zap.Com options to purchase up to 5,000 shares of common stock at an exercise price of $5.50 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G on Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in the Company's Information Statement relating to its 2000 Annual Meeting of Stockholders (the "2000 Information Statement") to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in response to Items 401 and 405 of Regulation S-K under the Securities Act of 1933, as amended, and the Exchange Act ("Regulation S-K").

ITEM 11.  EXECUTIVE COMPENSATION

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2000 Information Statement in response to Item 402 of Regulation S-K, excluding the material concerning the report on executive compensation and the performance graph specified by paragraphs (k) and (l) of such Item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2000 Information Statement in response to Item 403 of Regulation S-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 13 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2000 Information Statement in response to Item 404 of Regulation S-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) LIST OF DOCUMENTS FILED

 (1) Financial Statements

     Consolidated financial statements, Zap.Com Corporation and subsidiary companies.

     Report of PricewaterhouseCoopers, LLP, independent accountants, Consolidated balance sheet December 31, 1998 and 1999.

     Consolidated statement of operations for the years ended December 31, 1998 and 1999.

     Consolidated statement of cash flows for the years ended December 31, 1998 and 1999.

     Consolidated statement of stockholders' equity for the years ended December 31, 1998 and 1999.

     Notes to consolidated financial statements.

  (2) Exhibits

     Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.

EXHIBIT NO.                     DESCRIPTION OF EXHIBITS
-----------                     -----------------------
     3.1      Restated Articles of Incorporation of Zap.Com (Exhibit No.
              3.1)*
     3.2      Amended and Restated By-laws of Zap.Com (Exhibit No. 3.2)*
     4.1      Specimen Stock Certificate (Exhibit No. 4.1)*
     4.2      Warrant dated October 20, 1999 issued to American
              Internetwork Sports Company, LLC (Exhibit No. 4.2)*
     4.3      Zap.Com 1999 Long-Term Incentive Plan (Exhibit No. 4.3)*
    10.1      Investment and Distribution Agreement between Zap.Com and
              Zapata (Exhibit No. 10.1)*
    10.2      Services Agreement between Zap.Com and Zapata (Exhibit No.
              10.2)*
    10.3      Tax Sharing and Indemnity Agreement between Zap.Com and
              Zapata (Exhibit No. 10.3)*
    10.4      Registration Rights Agreement between Zap.Com and Zapata
              (Exhibit No. 10.4)*
    10.5      Consulting Agreement between Zap.Com and American
              Internetwork Sports Company, LLC (Exhibit No. 10.5)*
    10.6      NetGravity Ad Center Services Agreement dated September 30,
              1999 between NetGravity, Inc. and Zap.Com (Exhibit No.
              10.6)*
    10.7      Letter Agreement dated October 18, 1999 between EMC, Inc.
              and Zap.Com (Exhibit No. 10.7)*
    10.8      Termination Agreement dated January 10, 2000, between
              Zap.Com and DoubleClick, Inc. (successors-in-interest to
              NetGravity, Inc.) (Exhibit 10.8)**
    10.9      Internet Services Agreement dated December 28, 1999 between
              Zap.Com and EMC Inc. (Exhibit 10.9)**
   10.10      Assignment and Assumption Agreement dated July 10, 1990
              between Zap.com and DoubleClick, Inc. (Exhibit 10.10)**
   10.11      Development, License and Services Agreement dated March 2,
              2000 between Zap.Com and Auragen Communications, Inc.
              (Exhibit 10.11)**
    21.1      Subsidiaries of the Registrant (filed herewith)
    23.1      Consent of PricewaterhouseCoopers LLP (filed herewith)
    27.1      Financial Data Schedule

---------------
 * Incorporated by reference to the exhibit number referenced in the parenthesis and filed with Zap.Com's Registration Statement on Form S-1 (File No. 333-76135) originally filed with the Securities and Exchange Commission on April 12, 1999, as amended.

** Incorporated by reference to the exhibit number in the parenthesis and filed with Zap.Com's Registration Statement on Form S-1 (File No. 333-93837) originally filed with the Securities and Exchange Commission on December 30, 1999, as amended.

(b) CURRENT REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

(c) FINANCIAL STATEMENT SCHEDULES

     Filed herewith as a financial statement schedule is the schedule supporting Zap.Com's consolidated financial statements listed under paragraph (a) of this Item, and the Independent Accountants' Report with respect thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ZAP.COM CORPORATION (Registrant)

                                          By:       /s/ AVRAM GLAZER
                                            ------------------------------------
                                            Name:  Avram Glazer
                                            Title:   President and CEO

Dated: March 30, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----

                 /s/ AVRAM GLAZER                    President and Chief Executive      March 30, 2000
---------------------------------------------------    Officer (Principal Executive
                   Avram Glazer                        Officer) and Director

                /s/ LEONARD DISALVO                  Vice President and Chief           March 30, 2000
---------------------------------------------------    Financial Officer (Principal
                  Leonard DiSalvo                      Financial and Accounting
                                                       Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.                     DESCRIPTION OF EXHIBITS
-----------                     -----------------------
     3.1      Restated Articles of Incorporation of Zap.Com (Exhibit No.
              3.1)*
     3.2      Amended and Restated By-laws of Zap.Com (Exhibit No. 3.2)*
     4.1      Specimen Stock Certificate (Exhibit No. 4.1)*
     4.2      Warrant dated October 20, 1999 issued to American
              Internetwork Sports Company, LLC (Exhibit No. 4.2)*
     4.3      Zap.Com 1999 Long-Term Incentive Plan (Exhibit No. 4.3)*
    10.1      Investment and Distribution Agreement between Zap.Com and
              Zapata (Exhibit No. 10.1)*
    10.2      Services Agreement between Zap.Com and Zapata (Exhibit No.
              10.2)*
    10.3      Tax Sharing and Indemnity Agreement between Zap.Com and
              Zapata (Exhibit No. 10.3)*
    10.4      Registration Rights Agreement between Zap.Com and Zapata
              (Exhibit No. 10.4)*
    10.5      Consulting Agreement between Zap.Com and American
              Internetwork Sports Company, LLC (Exhibit No. 10.5)*
    10.6      NetGravity Ad Center Services Agreement dated September 30,
              1999 between NetGravity, Inc. and Zap.Com (Exhibit No.
              10.6)*
    10.7      Letter Agreement dated October 18, 1999 between EMC, Inc.
              and Zap.Com (Exhibit No. 10.7)*
    10.8      Termination Agreement dated January 10, 2000, between
              Zap.Com and DoubleClick, Inc. (successors-in-interest to
              NetGravity, Inc.) (Exhibit 10.8)**
    10.9      Internet Services Agreement dated December 28, 1999 between
              Zap.Com and EMC Inc. (Exhibit 10.9)**
   10.10      Assignment and Assumption Agreement dated July 10, 1990
              between Zap.com and DoubleClick, Inc. (Exhibit 10.10)**
   10.11      Development, License and Services Agreement dated March 2,
              2000 between Zap.Com and Auragen Communications, Inc.
              (Exhibit 10.11)**
    21.1      Subsidiaries of the Registrant (filed herewith)
    23.1      Consent of PricewaterhouseCoopers LLP (filed herewith)
    27.1      Financial Data Schedule

---------------
 * Incorporated by reference to the exhibit number referenced in the parenthesis and filed with Zap.Com's Registration Statement on Form S-1 (File No. 333-76135) originally filed with the Securities and Exchange Commission on April 12, 1999, as amended.

** Incorporated by reference to the exhibit number in the parenthesis and filed with Zap.Com's Registration Statement on Form S-1 (File No. 333-93837) originally filed with the Securities and Exchange Commission on December 30, 1999, as amended.