Form 10-Q
period 2000-03-31
ZAP COM CORP
filed 2000-05-15
CIK 1083243

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000


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


         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO__.

NUMBER OF SHARES OUTSTANDING (LESS TREASURY SHARES) OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $0.001 PER SHARE, ON MAY 1, 2000: 50,000,000

                               ZAP.COM CORPORATION
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
          Balance Sheets as of March 31, 2000 (unaudited) and
          December 31, 1999..............................................................................................3

         Unaudited Statements of Operations for the
           three months ended March 31, 1999 and
           2000 and the cumulative period from April 2, 1998 (date of inception) to
            March 31, 2000...............................................................................................4

         Unaudited Statements of Cash Flows for the
           three months ended March 31, 1999 and 2000 and the cumulative period
           April 2, 1998 (date of inception) to March 31, 2000...........................................................5

         Notes to Financial Statements...................................................................................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........................8

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS..............................................................................................12
ITEM 2.  CHANGES IN SECURITIES..........................................................................................12
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................................................................12
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................................13
ITEM 5.  OTHER INFORMATION..............................................................................................13
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................................................13

SIGNATURES..............................................................................................................14

EXHIBIT INDEX...........................................................................................................

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND NOTES

                               ZAP.COM CORPORATION
                          [A DEVELOPMENT STAGE COMPANY]

                                  BALANCE SHEETS



                                                             DECEMBER 31,          MARCH 31,
                                                                 1999                2000
                                                             ------------        ------------
                                                                                  (Unaudited)

ASSETS:
Current assets:
Cash and cash equivalents ............................       $  7,579,363        $  6,257,786
Interest receivable ..................................             45,914              21,329
Prepaid assets and miscellaneous receivables .........            549,466             408,258
                                                             ------------        ------------
     Total current assets ............................          8,174,743           6,687,373

Property and equipment, net ..........................             41,424              40,702
Capitalized software- ZapBox .........................            272,581             476,278
                                                             ------------        ------------
          Total assets ...............................       $  8,488,748        $  7,204,353
                                                             ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current liabilities:
Accounts payable .....................................       $    299,538        $    184,155
Due to related party .................................             39,588              39,588
Accrued liabilities ..................................            410,179             170,959
Amounts due to stockholder and affiliate .............              3,900              28,178
                                                             ------------        ------------
     Total current liabilities .......................            753,205             422,880


STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 1,500,000,000 shares
   authorized, 50,000,000 issued and outstanding as of
     December 31, 1999 and March 31, 2000 ............             50,000              50,000
  Additional paid in capital .........................         21,549,996          23,033,780
   Deficit accumulated during the development
     stage ...........................................         (3,535,733)         (6,624,582)
   Deferred expense -warrants ........................        (10,328,720)         (9,677,725)
                                                             ------------        ------------
     Total stockholders' equity ......................          7,735,543           6,781,473
                                                             ------------        ------------
     Total liabilities and stockholders' equity ......       $  8,488,748        $  7,204,353
                                                             ============        ============



   The accompanying notes are an integral part of these financial statements.

                               ZAP.COM CORPORATION
                          [A DEVELOPMENT STAGE COMPANY]

                       UNAUDITED STATEMENTS OF OPERATIONS



                                                                                       CUMULATIVE
                                                                                    FROM APRIL 2, 1998
                                              FOR THE THREE      FOR THE THREE     (DATE OF INCEPTION)
                                               MONTHS ENDED       MONTHS ENDED           THROUGH
                                              MARCH 31, 1999     MARCH 31, 2000      MARCH 31, 2000
                                              --------------     --------------      --------------
Revenues ...............................       $         --        $         --        $         --
Cost of revenues .......................                 --             193,203             334,363
                                               ------------        ------------        ------------
          Gross Profit .................                               (193,203)           (334,363)

Operating expenses:
  Product development ..................             10,263               7,610              59,998
  Sales and marketing ..................             37,007             142,542             668,081
  General and administrative ...........            256,255             702,766           2,394,190
  Consulting expense ...................                 --           2,134,779           3,306,055
  Depreciation .........................                660               1,812               9,917
                                               ------------        ------------        ------------
          Total operating expenses .....            304,185           2,989,509           6,438,241
                                               ------------        ------------        ------------

                  Loss from operations .           (304,185)         (3,182,712)         (6,772,604)

Interest income ........................                 --              93,863             148,022
                                               ------------        ------------        ------------
Loss before income taxes ...............           (304,185)         (3,088,849)         (6,624,582)
Income taxes............................                 --                  --                  --
                                               ------------        ------------        ------------
Net loss ...............................       $   (304,185)       $ (3,088,849)         (6,624,582)
                                               ============        ============        ============


Per share data (basic and diluted):
  Net loss per share ...................       $       (.01)       $       (.06)       $       (.13)
                                               ============        ============        ============
  Average common shares outstanding ....         49,450,000          50,000,000          49,556,233
                                               ============        ============        ============



   The accompanying notes are an integral part of these financial statements.

                              ZAP.COM CORPORATION
                         [A DEVELOPMENT STAGE COMPANY]

                       UNAUDITED STATEMENTS OF CASH FLOWS



                                                                                         CUMULATIVE
                                                                                     FROM APRIL 2, 1998
                                               FOR THE THREE       FOR THE THREE     (DATE OF INCEPTION)
                                                MONTHS ENDED        MONTHS ENDED           THROUGH
                                               MARCH 31, 1999      MARCH 31, 2000       MARCH 31, 2000
                                             -----------------   -----------------   -------------------

Cash flows used in operating activities:
Net loss ..............................       $      (304,185)    $    (3,088,849)    $    (6,624,582)
  Adjustments to reconcile net loss to
     net cash used in operating
     activities
     Depreciation and amortization.....                 1,224              38,815              46,920
     Warrants expense .................                    --           2,134,779           3,306,055
    Changes in assets and liabilities
       Interest receivable ............                    --              24,585             (21,329)
       Prepaid expenses ...............                    --             141,209            (408,257)
       Accounts payable ...............                    --            (115,476)            184,155
       Accrued liabilities ............               157,238            (239,128)            170,958
       Deferred offering costs ........               (73,164)                 --                  --
                                              ---------------     ---------------     ---------------
          Total adjustments ...........                85,298           1,984,877           3,278,502
                                              ---------------     ---------------     ---------------
       Net cash flows used in operating
          activities ..................              (218,887)         (1,104,065)         (3,346,080)
                                              ---------------     ---------------     ---------------
Cash flows used by investing activities
  Capital additions and software
    development costs..................                    --            (241,790)           (524,312)
                                              ---------------     ---------------     ---------------
       Net cash flows used by investing
          activities ..................                    --            (241,790)           (524,312)
                                              ---------------     ---------------     ---------------
Cash flows provided by financing
  activities
  Issuance of common stock ............                    10                  --          10,100,000
  Amounts due to stockholder and
     affiliates .......................               218,877              24,278              28,178
                                              ---------------     ---------------     ---------------
       Net cash flows provided by
          financing activities ........               218,887              24,278          10,128,178
                                              ---------------     ---------------     ---------------
Net change in cash and cash
  equivalents .........................                                (1,321,577)          6,257,786
Cash and cash equivalents at beginning
  of period ...........................                    --           7,579,363                  --
                                              ---------------     ---------------     ---------------
Cash and cash equivalents at end of
  period ..............................       $            --     $     6,257,786     $     6,257,786
                                              ===============     ===============     ===============



   The accompanying notes are an integral part of these financial statements.

                               ZAP.COM CORPORATION
                          [A DEVELOPMENT STAGE COMPANY]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. BUSINESS AND ORGANIZATION

         Zap.Com Corporation, a Nevada corporation (the "Company", "Zap.Com") was incorporated in April 1998 and is a majority-owned subsidiary of Zapata Corporation ("Zapata"). From inception on April 2, 1998 through November 12, 1999, Zap.Com operated as a wholly-owned subsidiary of Zapata. On November 12, 1999, Zap.Com became a public company when Zapata distributed 477,742 shares of our common stock to its stockholders. As of 3/31/00, Zapata held approximately 98% of our outstanding shares of common stock. Zap.Com's common stock trades on the NASD's otc electronic bulletin board under the symbol "ZPCM".

         Zap.Com is a development stage company that was formed to engage in an Internet business through the development of the ZapNetwork, which seeks to become a global network of independently owned Web sites that deploy the Company's Web application, the ZapBox. The ZapBox provides personalized portal-like functionality and content wrapped around an Internet advertising banner. The ZapBox provides users with the ability to utilize the ZapBox's functionality as they travel the ZapNetwork and allows Zap.Com to place advertising on member sites. Future ZapBox releases are expected to also allow Zap.Com to place e-commerce opportunities on member sites. The Company has not yet commenced significant operations, and its primary activity to date has been research and investigation of Internet industry opportunities, the development of the Company's business model, the establishment of strategic relationships to provide internet connectivity and technology systems to support its network, and the Zap.Com homepage. In order to successfully execute its business model, the Company must contract with Web sites to participate in the Company's network. The business model to be employed by the Company and its potential for profit is unproven. The Company anticipates incurring significant operating losses and capital expenditures for the foreseeable future.

         The unaudited financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Zap.Com believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Zap.Com's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the fiscal quarter from January 1, 2000 to March 31, 2000 are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2000.

Cash and Cash equivalents

         As of March 31, 2000 and December 31, 1999 Zap.Com held approximately $6.3 and $7.8 million in short-term investments in government backed securities. The company considers those investments with a maturity period greater than 90 days and less than 360 days to be short-term investments.


NOTE 2. STOCKHOLDERS' EQUITY

         As of March 31, 2000 and December 31, 1999, the Company has accumulated a deficit during its development stage of $6,624,582 and $3,535,733, respectively. The Company will continue to incur a development stage deficit until it begins its planned operations, at which point, the Company will accumulate its operating results in retained earnings.

         On October 20, 1999, Zap.Com issued warrants to purchase 2,000,000 shares of Zap.Com common stock to non-employees. (See Note 4).

         On January 27, 2000, Zap.Com granted to a Zap.Com executive options to purchase an additional 25,000 shares of Zap.Com common stock at a $9.00 per share exercise price and on January 14, 2000, Zap.Com granted to an officer of Zap.Com options to purchase an additional 5,000 shares of common stock at a $5.50 per share exercise price. These options will generally vest ratably on an annual basis on the first three anniversaries of their issuance and have five-year terms.

         On March 3, 2000, the SEC declared the effectiveness of our registration statement on Form S-1, covering 20,000,000 share of our common stock, $.001 par value per share. This registration statement also covers up to an additional 30,000,000 shares of our common stock, $.001 par value per share, of Zap.Com to be issued from time to time as payment for all or some portion of the purchase price for one or more acquisitions of companies, businesses or assets complementary to Zap.Com's existing business (including future acquisitions of rights granted with respect to one or more Web sites) or which may be offered in connection with promotion or similar events or for sale or other distribution by persons who require such shares in the acquisitions or promotional events or by the donees of such person or by other persons acquiring such share.

         During April 2000, Zap.Com decided to restructure the relationship which it had previously proposed to potential ZapNetwork members. Zap.Com had originally sought to build the ZapNetwork by purchasing perpetual display rights to a Web site in exchange for common stock of Zap.Com. Zap.Com is now seeking to enter into contractual relationships with ZapNetwork members that are terminable on, among other things, 90 days notice from either party thereby eliminating the purchase element. In addition Zap.Com has changed the compensation to ZapNetwork members to revenue sharing payments based on banner advertising and participation in the ZapNetwork unique user stock bonus plan.

NOTE 3. CAPITALIZED SOFTWARE- ZAPBOX

         Capitalized software costs consist of the costs incurred for the development of the ZapBox. The ZapBox is a Web application which currently enables the Company to sell advertising across its network and was developed under a development, service and license agreement with a third party vendor. Costs of future versions of the ZapBox will be capitalized to the extent that they add functionality that enable advertising and e-commerce on the Company's network. These costs are amortized over a three year period on a straight line basis beginning in the period in which the software is placed in service. As of March 31, 2000, the Company has capitalized approximately $513,000 in software development costs. The ZapBox became functional in January, 2000 at which time the Company began to amortize these costs. Amortization expense of approximately $37,000 was charged to cost of revenues for the three month period ended March 31, 2000. There were no capitalized costs that were amortizable during the period ended March 31, 1999. Maintenance and training costs are expensed as incurred.


NOTE 4. RELATED PARTY TRANSACTIONS

     On October 20, 1999, the Company granted to American Internetwork Sports Company, LLC a stock warrant in consideration for sports related consulting services. American Internetwork Sports is owned by the siblings of the Company's president and Chief Executive Officer, Avram Glazer. The Company accounts for this transaction in accordance with Financial Accounting Standards Board Emerging Issues Task Force 96-18, which requires the recognition of expense based on the then current fair value of the warrant at the end of each reporting period with adjustment of prior period expense to actual expense at each vesting date.

         The Black-Scholes option-pricing model was used to estimate the fair value of the warrants with the following weighted-average assumptions: dividend yield of 0.00%, risk-free interest rate of 6.34%; an expected life of 5.00 years and a volatility of 268.3 Based on these assumptions, the fair value of each warrant at March 31, 2000 was $6.50 per share subject to the warrant. As a result, the Company has recorded the expected cumulative cost of the warrant, as of March 31, 2000, of approximately $13,000,000, including approximately $1,500,000 recorded during the three months ended March 31, 2000, as additional paid in capital -warrants with an equal offset to deferred expense- warrants. The deferred expense- warrants will be pro-ratably charged to earnings over the three year vesting period of the warrants. As of March 31, 2000, approximately $3.3 million has been charged to earnings for this warrant of which $2.1 million was recorded during the three months then ended.

     ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION


GENERAL

         Zap.Com is a development stage company that seeks to build its network, the ZapNetwork, into a global network of independently owned Web sites that deploy our Web application, the ZapBox. We intend to distribute advertising and e-commerce opportunities over the ZapNetwork. Currently, the ZapNetwork consists of Web sites owned and operated by Zapata, www.charged.com, www.word.com and www.pixeltime.com, and Zap.Com's home page, www.zap.com. Zapata has agreed to continue this arrangement at its discretion with no legal or other financial obligations.

         On March 3, 2000, the SEC declared the effectiveness of our registration statement on Form S-1, covering 20,000,000 share of our common stock, $.001 par value per share. This registration statement also covers up to an additional 30,000,000 shares of our common stock, $.001 par value per share, of Zap.Com to be issued from time to time as payment for all or some portion of the purchase price for one or more acquisitions of companies, businesses or assets complementary to Zap.Com's existing business (including future acquisitions of rights granted with respect to one or more Web sites) or which may be offered in connection with promotion or similar events or for sale or other distribution by persons who require such shares in the acquisitions or promotional events or by the donees of such person or by other persons acquiring such share. As of the date of this report, Zap.Com does not have any agreement, understanding or arrangement with any Web site owners to join the network. At any given time, however, we may be in discussions or negotiations regarding any of these opportunities.

         During April 2000, Zap.Com decided to restructure the relationship which it had previously proposed to potential ZapNetwork members. Zap.Com had originally sought to build the ZapNetwork by purchasing perpetual display rights to a Web site in exchange for common stock of Zap.Com. Zap.Com is now seeking to enter into contractual relationships with ZapNetwork members that are terminable on, among other things, 90 days notice from either party thereby eliminating the purchase element. In addition Zap.Com has changed the compensation to ZapNetwork members to revenue sharing payments based on banner advertising and participation in the ZapNetwork unique user stock bonus plan. Under this plan, members of the ZapNetwork are eligible to receive a stock based bonus based on the estimated monthly traffic for their Web site. A bonus is awarded at the beginning of a 12 month period and thereafter vests and is payable over a three year period. Each year a new stock bonus is automatically rewarded unless the ZapNetwork membership agreement is terminated by either party. Thus, after the first 12 month bonus period, members may be eligible to receive up to three concurrent bonuses.

         Since its inception, Zap.Com's operations have consisted primarily of organizational and capital raising activities, research and analysis with respect to Internet industry opportunities, the development of strategic and commercial relationships and the development and launch of our home page at www.zap.com and ZapBox 1.0 and 2.0 and the acquisition and implementation of the technology necessary to operate the ZapNetwork. This limited operating history makes it difficult to evaluate our business and prospects. You must consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, operating within the relatively new and rapidly evolving Internet environment. Our risks include, but are not limited to, an evolving and unpredictable business model, proper management of our growth, the development and implementation of future ZapBox releases, the establishment and continuation of strategic and commercial relationships, increasing our employee base, growing and maintaining the ZapNetwork, attracting and retaining advertising customers and e-commerce partners, and the anticipation of and adaptation to changes in our market and competitive developments. We cannot assure anyone that we will be successful in addressing these or any other risks, and our failure to do so could have a material adverse effect on our business, financial condition and results of operations.

         On October 20, 1999, Zap.Com granted to Zap.Com executives or key employees options to purchase up to 578,000 shares of Zap.Com common stock at a $2.00 per share exercise price. In addition, on October 20, 1999 Zap.Com granted American Internetwork Sports, a related party, stock warrants for the purchase of up to 2,000,000 shares of Zap.Com common stock at a $2.00 per share exercise price in consideration for a three year commitment to provide sports related consulting services. On January 27, 2000, Zap.Com granted to a Zap.Com executive options to purchase 25,000 shares of Zap.Com common stock at a $9.00 per share exercise price and on January 14, 2000, Zap.Com granted to an officer of Zap.Com options to purchase 5,000 shares of common stock at a $5.50 per share exercise price. These options and the warrant will generally vest ratably on an annual basis on the first three anniversaries of their issuance and have five year terms.

         Zap.Com accounts for the options pursuant to the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees". In management's opinion, the exercise price of the options was equal to or above the fair value of Zap.Com's common stock on the date of grant and, accordingly, no compensation charge was recorded in connection with the grant of these options. Zap.Com accounts for the warrants in accordance with EITF Issue No. 96-18. Accordingly, Zap.Com records non-cash expense based on the then current fair value of the warrants at the end of each reporting period with adjustment of prior expense to actual expense at each vesting date. Zap.Com anticipates incurring significant additional charges against earnings in connection with these warrants in future periods if the trading price of Zap.Com's stock increases because these increases will increase the then current fair value of the warrants.

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

RESULTS OF OPERATIONS

         For the three months ended March 31, 2000, Zap.Com experienced a net loss of $3.1 million, including approximately $2.1 million of non-cash charges associated with the warrants issued to American Internetwork Sports for consulting services. During Zap.Com's development stage (which commenced on April 2, 1998), Zap.Com has incurred a cumulative net loss of $6.6 million including $3.3 million in non-cash charges associated with the warrants, and all of the costs associated with the development and implementation of the ZapNetwork, the ZapBox, and the public registration of our common stock.

         For the three months ended March 31, 2000, operations consisted of the following:

         Revenues - Zap.Com did not generate any revenue for the three months ended, March 31, 2000 and for the cumulative period from date of inception, April 2, 1998 through March 31, 2000. Zap.Com does not presently have any source of revenue. Zap.Com's ability to generate revenue will depend on its ability to contract with Web sites to join the ZapNetwork and to successfully market the ZapBox to potential customers. Zap.Com cannot predict whether Web site owners will want to join the ZapNetwork under the ZapNetwork membership agreement currently being offered. If Zap.Com is unable to attract a sufficient number of Web site owners to its network, it will not be able to commence sales or generate sufficient revenues to become profitable.

         Cost of revenues - Zap.Com records costs of revenues as those costs associated with generating revenues, such as, hosting, bandwidth, communications, ad delivery, content license and capitalized software amortization. Cost of revenues were up 100% for the three months ended March
31, 2000 compared to the three months ended March 31, 1999 due to the deployment and maintenance of the ZapBox.

         Sales and marketing - Sales and marketing expenses consist primarily of customer fulfillment and media relation costs. Sales and marketing expenses for the three months ended March 31, 2000 increased by 385% over the same three month period last year due to increased media relations and customer fulfillment activity as well as additional staffing cost.

         General and administrative - General and administrative expenses for the three months ended March 31, 2000, were increased by 274% over the same three month period last year primarily due to the Company's increased staffing requirements. These expenses consisted primarily of legal and accounting services, salaries and wages, (including costs allocated by Zapata pursuant to the services agreement), printing and filing costs and various other start-up costs. Effective as of May 1, 2000, Zapata waived its right under the Services Agreement between Zapata and Zap.Com to be reimbursed for the cost of providing to Zap.Com management services and personnel during the next 12 months.

         Consulting expenses - Consulting expenses of $2,134,779 reflected the fair market value of the portion of the American Internetwork Sports warrants that will vest in October, 2000 deemed earned during the three months ended March 31, 2000. Due to the variable nature of the accounting for these warrants, consulting expense is expected to fluctuate greatly between reporting periods. Zap.Com cannot predict the cost that will ultimately be recorded for these warrants.

         Interest Income - Interest Income is generated on cash reserves which are invested in short term investment and in government securities. Interest earned for the three month period ended March 31, 2000 and for the cumulative period from inception of April 2, 1998 through March 31, 2000 was $93,863 and $148,022, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

         In November 1999, Zapata contributed to Zap.Com $8,000,000 in cash and forgave $1,000,000 in inter-company debt. Also in November 1999, Malcolm Glazer and Avram Glazer contributed $1,100,000 in cash as payment for 550,000 shares of Zap.Com common stock. The proceeds from these investments and the forgiven loan have been, and are being used by Zap.Com to finance the development of e-commerce as a source of cash, the ZapBox and operational expenses associated with the implementation of its business plan. As of March 31, 2000, Zap.Com had approximately $6.3 million in cash and cash equivalents.

         As of the date of this report Zap.Com does not have a source of revenues and it will not have revenues until customer contracts have been secured and e-commerce relationships established. Zap.Com does not expect to secure customer contracts until the ZapNetwork has grown to a size which makes sales commercially feasible. We cannot predict when Zap.Com will commence advertising sales or e-commerce transactions or begin to recognize revenues.

         Due to its lack of revenues and the costs it has incurred in implementing its business plan to date, Zap.Com has experienced negative cash flow. Zap.Com expects the negative cash flow to continue for at least the next 12 months or until sufficient sales are made. Zap.Com currently expects that the proceeds from the investments made by Zapata and the Glazers will be sufficient to support its growth and operations for at least the next twelve months.

         If sufficient sales are not made in the next 12 months, Zap.Com will need to significantly reduce operational expenses. As of the date of this report, Zap.Com has contractual commitments for approximately $1 million over the next 12 months. To the extent that revenue does not grow at anticipated rates, or that increases in operating expenses are not followed by commensurate increases in revenue, or if we are unable to adjust operating expense levels accordingly, we will continue to experience negative cash flow and will need to raise additional capital to fully implement our business plan. Future additional capital could also be required during this period if unexpected costs arise or if we pursue ventures that enhance or accelerate our business development. If additional capital requirements arise, we will need to raise additional funds.

         In order to facilitate the initial growth of our network over the next 12 months, we plan to offer a limited amount of cash to Web site owners to induce them to join our network. Zap.Com also plans to issue common stock to ZapNetwork members who participate in the ZapNetwork unique user stock bonus plan. This plan is intended to attract Web site owners to our network and to retain them as members. To date, trading in our common stock has been thin. We cannot assure you that a more active trading market for our common stock will develop or if it does develop, that it will be sustained. We believe that the attraction to Web site owners of our unique user stock bonus plan will depend upon the development of an active trading market in our stock, prevailing market conditions, the market price of our common stock and other factors over which we have no control, as well as our financial condition and results of operation. If Web site owners do not perceive Zap.Com common stock as an attractive incentive to join and retain their memberships in the ZapNetwork, Zap.Com may need to raise additional funds to facilitate the growth of the ZapNetwork.

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

Cash Flows From Operating Activities

         Cash used in operating activities was $1.1 million in the first quarter of 2000, compared to $0.2 million for the same period in 1999. The increase in cash used in operating activities was generated principally by net losses, net of non-cash depreciation expense and warrant expense, and changes in operating assets and liabilities.

Cash Flows From Investing Activities

         Cash used by investing activities was $0.2 million in the first quarter of 2000, compared to $0 for the same period in 1999. This increase was driven by costs incurred to develop our ZapBox.

Cash Flows From Financing Activities

         Cash provided by investing activities was $24,278 in the first quarter of 2000, compared to $218,887 for the same period in 1999. This decrease was due primarily to Zap.Com's existence as a separately funded company in the most recent quarter versus its reliance on Zapata in the first quarter of 1999 for its funding requirements.

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

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

         When used in this discussion, the words "anticipate," "should," "expect," "estimate," "project," and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements involve predictions of future Company performance, and are thus dependent on a number of factors affecting the Company's performance. Where possible, specific factors that may impact performance materially have been identified in connection with specific forward-looking statements. Additional risks and uncertainties include, without limitation, the impact of competition, seasonality and general economic conditions, changes in technology, legal proceedings initiated by or against the Company, changes in government regulation of the Company's products and operations, and such other factors as are described in greater detail in the Company's filings with the Securities and Exchange Commission, including its 1999 Report on Form 10-K and its filing on Form S-1.

                          PART II. -OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        None.


ITEM 2. CHANGES IN SECURITIES

        None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  11       Statement Regarding Computation of Per Share
                           Earnings

                  27.1     Financial Data Schedule

         (b)      Reports on Form 8-K:

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                      ZAP.COM CORPORATION

                                                              (Registrant)

May 12, 2000
                                                     By: /s/ LEONARD DISALVO
                                                        (Vice President and
                                                        Chief Financial Officer)