Form 10-Q
period 2000-06-30
ZAP COM CORP
filed 2000-08-11
CIK 1083243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
 _____________________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-27729

ZAP.COM CORPORATION
(Exact name of Registrant as specified in its charter)

State of Nevada	C-76-0571159
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 Meridian Centre, Suite 350	14618
Rochester, NY	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (716) 242-8600
 _________________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [   ].

Number of shares outstanding (less treasury shares) of the Registrant's Common Stock, par value $0.001 per share, on August 11, 2000: 50,000,000

ZAP.COM CORPORATION
TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND NOTES

ZAP.COM CORPORATION
[A DEVELOPMENT STAGE COMPANY]

UNAUDITED BALANCE SHEETS

	December 31,	June 30,
	1999	2000

ASSETS:

Current assets:
Cash and cash equivalents	$7,579,363	$5,229,910
Interest receivable	45,914	—
Prepaid expenses and miscellaneous receivables	549,466	232,482

Total current assets	8,174,743	5,462,392

Other assets
Property and equipment, net	41,424	37,078
Capitalized software - ZapBox, net	272,581	668,098

Total assets	$8,488,748	$6,167,568

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$299,538	$177,076
Accrued liabilities	410,179	375,356
Amounts due to stockholder and affiliates	43,488	74,588

Total current liabilities	753,205	627,020

Stockholders' equity:
Common stock, $.001 par value, 1,500,000,000 shares authorized,
50,000,000, shares issued and outstanding as of December 31, 1999
and June 30, 2000	50,000	50,000
Additional paid in capital	21,549,996	15,518,728
Deficit accumulated during the development stage	(3,535,733)	(6,787,452)
Deferred expense - warrants	(10,328,720)	(3,240,728)

Total stockholders' equity	7,735,543	5,540,548

Total liabilities and stockholders' equity	$8,488,748	$6,167,568

The accompanying notes are an integral part of these financial statements

     ZAP.COM CORPORATION
 [A DEVELOPMENT STAGE COMPANY]

UNAUDITED STATEMENTS OF OPERATIONS

					Cumulative From
					April 2, 1998
	For the Three	For the Three	For the Six	For the Six	(Date of Inception)
	Months Ended	Months Ended	Months Ended	Months Ended	Through
	June 30, 1999	June 30, 2000	June 30, 1999	June 30, 2000	June 30, 2000

Revenues	$—	$—	$—	$—	$—
Cost of revenues	50,000	275,357	50,000	468,560	609,720

Gross loss	(50,000)	(275,357)	(50,000)	(468,560)	(609,720)

Operating Expenses:
Product development		82,073	—	89,683	142,071
Sales and marketing	43,228	222,734	80,235	365,276	890,815
General and administrative	266,993	741,508	533,511	1,444,274	3,135,698
Consulting expense	—	(1,078,055)	—	1,056,724	2,228,000
Depreciation	1,329	3,624	1,989	5,436	13,541

Total operating expenses	311,550	(28,116)	615,735	2,961,393	6,410,125

Loss from operations	(361,550)	(247,241)	(665,735)	(3,429,953)	(7,019,845)

Interest income	—	84,278	—	178,141	232,300

Loss before income taxes	(361,550)	(162,963)	(665,735)	(3,251,812)	(6,787,545)

Income taxes	—	—	—	—	—

Net loss	$(361,550)	$(162,963)	$(665,735)	$(3,251,812)	$(6,787,545)

Per share data (basic and diluted)

Net loss per share	$(0.01)	$0.00	$(0.01)	$(0.07)	$(0.14)

Average common shares outstanding	49,450,000	50,000,000	49,450,000	50,000,000	49,605,420

The accompanying notes are an integral part of these financial statements

     ZAP.COM CORPORATION
[A DEVELOPMENT STAGE COMPANY]

UNAUDITED STATEMENTS OF CASH FLOWS

			Cumulative From
			April 2, 1998
	For the Six	For the Six	(Date of Inception)
	Months Ended	Months Ended	Through
	June 30, 1999	June 30, 2000	June 30, 2000

Cash flows used in operating activities:
Net loss	$(665,735)	$(3,251,812)	$(6,787,545)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	7,698	94,892	102,997
Consulting expense	—	1,056,724	2,228,000
Changes in assets and liabilities
Interest receivable	-	45,914	-
Prepaid expenses	(121,783)	316,984	(232,482)
Accounts payable	—	(122,462)	177,076
Accrued liabilities	222,415	(34,730)	375,449

Total adjustments	108,330	1,357,322	2,651,040

Net cash used in operating activities	(557,405)	(1,894,490)	(4,136,505)

Cash flows used in investing activities:
Capital additions and software development costs	(8,981)	(486,063)	(808,173)

Net cash flows used by investing activities:	(8,981)	(486,063)	(808,173)

Cash flows provided by financing activities:
Issuance of common stock	10	—	10,100,000
Amounts received from stockholders and affiliates	584,020	31,100	74,588

Net cash flows provided by financing activities	584,030	31,100	10,174,588

Net change in cash and cash equivalents	17,644	(2,349,453)	5,229,910
Cash and cash equivalents at beginning of period	—	7,579,363	—

Cash and cash equivalents at end of period	$17,644	$5,229,910	$5,229,910

The accompanying notes are an integral part of these financial statements

ZAP.COM CORPORATION
[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

NOTE 1. FINANCIAL STATEMENTS
                SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

                The unaudited financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Zap.Com believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Zap.Com’s latest Annual Report on Form 10-K filed with the Securities and Exchan ge Commission. The results of the operations for the fiscal quarter from April 1, 2000 to June 30, 2000 are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2000.

                Business Description

                Zap.Com Corporation, a Nevada corporation (the "Company", "Zap.Com") was incorporated in April 1998 and is a majority-owned subsidiary of Zapata Corporation ("Zapata"). From inception on April 2, 1998 through November 12, 1999, Zap.Com operated as a wholly-owned subsidiary of Zapata. On November 12, 1999, Zap.Com became a public company when Zapata distributed 477,742 shares of Zap.Com common stock to Zapata stockholders. As of June 30, 2000, Zapata held approximately 98% of the outstanding shares of common stock of the Company. Zap.Com’s common stock trades on the NASD’s OTC electronic bulletin board under the symbol “ZPCM”.

                Zap.Com is a development stage company which was formed to engage in an Internet business through the development of the ZapNetwork, which seeks to become a global network of independently owned Web sites that deploy the Company's Web application, the ZapBox. The ZapBox provides personalized portal-like functionality and content wrapped around an Internet advertising banner. The ZapBox provides users with the ability to utilize the ZapBox’s functionality as they travel the ZapNetwork and allows Zap.Com to place advertising on member sites. Future ZapBox releases are expected to also allow Zap.Com to place e-commerce opportunities on member sites. The Company has not yet commenced significant operations, and its primary activity to date has been research and investigation of Internet industry opportunities, the development of the Company's business model, the establishment of strategic relationships to provide internet connectivity and technology systems to support its network which it plans to build, the creation of the ZapBox and the Zap.Com homepage, and the solicitation of web sites to join the ZapNetwork. In order to successfully execute its business model, the Company must contract with Web sites to participate in the Company's network. The business model to be employed by the Compan y and its potential for profit is unproven. The Company anticipates incurring significant operating losses and capital expenditures for the foreseeable future.

NOTE 2. STOCKHOLDERS’ EQUITY

                As of June 30, 2000 and December 31, 1999, the Company has accumulated a deficit during its development stage of $6,787,452 and $3,535,733, respectively. The Company will continue to accumulate a deficit during the development stage.

                On October 20, 1999, Zap.Com issued warrants to purchase 2,000,000 shares of Zap.Com common stock to non-employees. (See note 4).

                On March 3, 2000, the SEC declared the effectiveness of Zap.Com’s shelf registration statement on Form S-1, covering 20,000,000 shares of stock, $.001 par value per share. This registration statement also covers up to an additional 30,000,000 shares of our common stock, $.001 par value per share, of Zap.Com to be issued from time to time as payment for all or some portion of the purchase price for one or more acquisitions of companies, businesses or assets complementary to Zap.Com’s existing business (including future acquisitions or rights granted with respect to one or more Web sites) or which may be offered in connection with promotion or similar events or for sale or other distribution by persons who require such shares in the acquisitions or promotional events or by the donees of such person or by other persons acquiring such shares.

                During April 2000, Zap.Com decided to modify the relationship that it had previously proposed to potential ZapNetwork members. Zap.Com had originally sought to build the ZapNetwork by purchasing perpetual display rights to a Web site in exchange for common stock of Zap.Com. Zap.Com is now seeking to enter into renewable one year contractual relationships with ZapNetwork members that are terminable on, among other things, 90 days notice from either party thereby eliminating the purchase element of the ZapNetwork agreement. In addition, Zap.Com has changed the compensation to ZapNetwork members to revenue sharing payments based on banner advertising and participation in the ZapNetwork unique user stock bonus plan.

                Under the unique user stock bonus plan, a web site that joins the ZapNetwork is eligible to be compensated based upon the average monthly unique users that visit its site. The unique user stock bonus is payable in Zap.Com common stock for each year that the web site remains in the ZapNetwork and while shares remain issuable during the pendency of the offering. Each unique user stock bonus award is generally issued incrementally over a three year period. The number of shares to be issued on each annual issuance date will be calculated based upon the then current market value of Zap.Com common stock. As a result, the aggregate number of shares that will be issued pursuant to each agreement with a web site will not be determined until the completion of the three year period for each agreement.

                Due to the variable nature of the number of shares to be issued under these and future unique user stock bonus plans, Zap.Com will account for the commitment to issue shares and the associated expense at their minimum value as prescribed by the principles of the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 96-18 “Accounting For Equity Instruments That Are Issued to Other Than Employees For Acquiring, Or In Conjunction With Selling Goods or Services”. Accordingly, during the three year vesting periods of each plan, the minimum fair value of these shares will be recorded under total stockholders’ (deficit) equity as “Obligation to issue common stock for ZapNetwork unique user stock bonuses”. Unique user stock bonus expenses will be accrued when and if earned in accordance with EITF No. 96-18. These expenses will be separately identified as part of selling expenses. At the time the shares are issued, the amount accrued und er this caption will be reclassified into “common stock” and “additional paid in capital” based on the then current fair value of the shares issued.

                On May 10, 2000, the SEC declared the effectiveness of the post-effective amendment to the registration statement on Form S-1, that sets forth this new distribution plan. Thereafter, Zap.Com began and continues soliciting web sites to join the ZapNetwork under this new plan. As of the date of this filing, the Company has signed agreements with the owners of twelve web sites to join the ZapNetwork (see MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION).

NOTE 3. CAPITALIZED SOFTWARE- ZAPBOX

                Capitalized software costs consist of the costs incurred for the development of the ZapBox. The ZapBox is a Web application that currently enables the Company to sell advertising across its network and was developed under a development, service and license agreement with a third party vendor. Costs of future versions of the ZapBox will be capitalized to the extent that they add functionality that enable advertising and e-commerce on the Company’s network. These costs are amortized over a three-year period on a straight-line basis beginning in the period which the software is placed in service. As of June 30, 2000, the Company has capitalized approximately $758,000 in software development costs. The ZapBox became functional in January 2000 at which time the Company began to amortize these costs. To date, amortization expense of approximately $89,000 has been to charged to cost of revenues. Maintenance and training costs are expensed as incurred.

NOTE 4. RELATED PARTY TRANSACTIONS

                On October 20, 1999, the Company granted to American Internetwork Sports Company, LLC a stock warrant in consideration for sports-related consulting services. American Internetwork Sports is owned by the siblings of the Company’s president and Chief Executive Officer, Avram Glazer. The Company accounts for this transaction in accordance with Financial Accounting Standards Board Emerging Issues Task Force 96-18, which requires the recognition of expense based on the then current fair value of the warrant at the end of each reporting period with adjustment of prior period expense to actual expense at each vesting date.

                The Black-Scholes option-pricing model was used to estimate the fair value of the warrants with the following weighted-average assumptions: dividend yield of 0.00%, risk-free interest rate of 6.34%; an expected life of 5.00 years and a volatility of 237.8. Based on these assumptions, the fair value of each warrant at June 30, 2000 was $2.73 per share . As a result, the Company has recorded the expected cumulative cost of the warrant as “additional paid in capital – warrants” with an equal offset to “deferred expenses –warrants”, as of June 30, 2000, of approximately $5,500,000. At December 31, 1999, the expected cumulative cost of the warrant was approximately $11.0 million. Due to the decline in Zap.Com’s common stock price and the amortization of the deferred expenses – warrants during the first six months of 2000, the expected cumulative cost of the warrant has been reduced to $5.5 million. As of June 30, 2000, the cumulative amount char ged to expense for the warrant is approximately $2.2 million. During the first quarter of 2000, a cost of $3.3 million was recorded which was partially offset during the second quarter of 2000, when the Company recorded a benefit of approximately $1.1 million due to a decline in the value of the warrant. Therefore, the net charge associated with the warrant for the six months ended June 30, 2000 was $1.1 million.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATION

GENERAL

                Zap.Com is a development stage company that seeks to build its network, the ZapNetwork, into a global network of independently owned Web sites that deploy the Company’s Web application, the ZapBox. The Company intends to distribute advertising and e-commerce opportunities over the ZapNetwork. As of the date of this filing, the ZapNetwork consists of several Web sites of which three are owned and operated by Zapata, www.charged.com, www.word.com and www.pixeltime.com. Zapata has agreed to continue this arrangement at its discretion with no legal or other financial obligations. Additionally, Zap.Com’s home page, www.zap.com is included as part of the ZapNetwork. The remaining are independent of Zapata or Zap.Com. Zap.Com has recently entered into agreements with the owners of those web sites to join the ZapNetwork. As further discussed below, the Company is currently evaluating these web sites to determine whether they meet the criteria for continued membership in the ZapNetwork.

                On March 3, 2000 the SEC declared the effectiveness of Zap.Com’s shelf registration statement on Form S-1, covering 20,000,000 shares of common stock, $.001 par value per share. This registration statement also covers up to an additional 30,000,000 shares of common stock, $.001 par value per share, of Zap.Com to be issued from time to time as payment for all or some portion of the purchase price for one or more acquisitions of companies, businesses or assets complementary to Zap.Com's existing business (including future acquisitions of rights granted with respect to one or more Web sites) or which may be offered in connection with promotion or similar events or for sale or other distribution by persons who acquire such shares in the acquisitions or promotional events or by the donees of such person or by other persons acquiring such shares.

                During April 2000, Zap.Com decided to modify the relationship which it had previously proposed to the potential ZapNetwork members. Zap.Com had originally sought to build the ZapNetwork by purchasing perpetual display rights to a Web site in exchange for common stock of Zap.Com. Zap.Com is now seeking to enter into renewable one year contractual relationships with ZapNetwork members that are terminable on, among other things, 90 days notice from either party thereby eliminating the purchase element. In addition, Zap.Com has changed the compensation to ZapNetwork members to revenue sharing payments based on banner advertising and participation in the ZapNetwork unique stock bonus plan. Under this plan, members of the ZapNetwork are eligible to receive a stock-based bonus based on the estimated monthly traffic for their Web site. A bonus is awarded at the beginning of a twelve month period and thereafter vests and is payable over a three-year period while the web site is a member of the network. Each year a new stock bonus is automatically awarded unless the ZapNetwork membership agreement is terminated by either party. Thus, after the first twelve month bonus period, members may be eligible to receive concurrent bonuses up to a maximum of three.

                On May 10, 2000, the SEC declared the effectiveness of the post-effective amendment to the registration statement on Form S-1, that sets forth this new distribution plan. Thereafter, Zap.Com began and continues soliciting web sites to join the ZapNetwork under this new plan. As of the date of this filing, the Company is offering and selling shares only to web site owners residing in the States of Colorado, Delaware, the District of Columbia, Florida, Georgia, Idaho, Illinois, Kentucky, Louisiana, Mississippi, Nevada, New York, Ohio, Rhode Island, South Carolina, Utah, Washington, Wisconsin and Wyoming. The Company has filed appropriate registrations for this offering and for the Company’s officers (or for appropriate waivers from the registration) in all of the other states (except for Texas), but these registrations are not yet effective and there can be no assurance that they will become effective.

                As of the date of this filing, the company has signed agreements with the owners of several web sites to join the ZapNetwork. Under the terms of the agreements, Zap.Com is in the process of evaluating the web sites to determine whether they meet the criteria for membership in the ZapNetwork. During the evaluation period, the agreements are terminable at will by Zap.Com , and upon 90 days written notice by the web sites. Zap.Com is in the process of deploying the ZapBox by displaying the ZapBox on these web sites and plans for them participate in the ZapNetwork during the evaluation period. There can be no assurance that these web sites will remain members of the ZapNetwork.

                Since its inception, Zap.Com's operations have consisted primarily of organizational and capital raising activities, research and analysis with respect to Internet industry opportunities, the development of strategic and commercial relationships, the development and launch of the Company’s home page at www.zap.com and ZapBox 1.0 and 2.0, the acquisition of the technology necessary to operate the ZapNetwork, the solicitation of web sites to join the ZapNetwork and entering into ZapNetwork agreements with the owners of web sites which are currently under evaluation. This limited operating history makes it difficult to evaluate the Company’s business and prospects. You must consider the Company’s prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, operating within the relatively new and rapidly evolving Internet environment. The Company’s risks include, but are not limited to, an evolv ing and unpredictable business model, proper management of the Company’s growth, the development and implementation of future ZapBox releases, the establishment and continuation of strategic and commercial relationships, increasing the Company’ s employee base, growing and maintaining the ZapNetwork, attracting and retaining advertising customers and e-commerce partners, and the anticipation of and adaptation to changes in the Company’s market and competitive developments. The Company cannot assure anyone that it will be successful in addressing these or any other risks, and the Company’s failure to do so could have a material adverse effect on the Company’s business, financial condition and results of operations.

                Until Zap.Com begins to recognize revenue from operations, the Company will continue to be considered in the development stage. Zap.Com anticipates that for the foreseeable future, it will incur substantial operating losses. During the early stages of the execution of the Company’s business plan, the Company will incur significant expenditures to acquire and integrate the necessary technology, systems and supporting infrastructure, increase the number of Web sites joining its network, develop the Company’s brand name and expand the Company’ s business. The extent of losses will depend, in part, on the amount and rates of growth in the Company’s revenue from advertisers, e-commerce relationships and other customers. As a result, the Company will need to generate significant revenue if profitability is to be achieved. To the extent that revenue does not grow at anticipated rates or that increases in the Company’s operating expenses precede or are not subsequently followed by commensurate increases in revenue, if the Company is unable to adjust operating expense levels accordingly, the Company’s business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company’s operating losses will not increase in the futu re or that the Company will ever achieve or sustain profitability.

                On October 20, 1999, Zap.Com granted American Internetwork Sports, a related party, a stock warrant for the purchase of up to 2,000,000 shares of Zap.Com common stock at a $2.00 per share exercise price in consideration for a three year commitment to provide sports-related consulting services. These warrants vest ratably on an annual basis on the first three anniversaries of their issuance and have five-year terms. Zap.Com accounts for the warrants in accordance with the EITF Issue No. 96-18, see “Part I, Financial Information – Item 1, Financial Statements and Notes – Note 4, Related Party Transactions”. Accordingly, Zap.Com records a non-cash expense based on the then current fair value of the warrants at the end of each reporting period with adjustment of prior expense to actual expense at each vesting date. Zap.Com anticipates incurring significant additional charges against earnings in connection with these warrants in future periods if the trading price f Zap.Com’s stock increases because this will increase the then current fair value of the warrant.

RESULTS OF OPERATIONS

                For the quarter ended June 30, 2000, Zap.Com experienced a net loss of approximately $163,000 which included the benefit of a $1.1 million reduction of a previously recorded expense for warrants issued to American Internetwork Sports, LLC, see “Part I, Financial Information – Item 1, Financial Statements and Notes – Note 4, Related Party Transactions”. For the six months ended June 30, 2000, the Company had a net loss of $3.3 million, including approximately $1.1 million of non-cash charges associated with the American Internetwork warrants. During Zap.Com’s development stage (which commenced on April 2, 1998), Zap.Com has incurred a cumulative net loss of $6.8 million, including $2.2 million in non-cash charges associated with the warrants and all of the costs associated with the development and implementation of the ZapNetwork, the ZapBox, and the public registration of our common stock.

                For the quarter ended and six months ended June 30, 2000, operations consisted of the following:

                Revenues – Zap.Com did not generate any revenue for the quarter ended and the six months ended June 30, 2000 and 1999 and for the cumulative period from date of inception, April 2, 1998 through June 30, 2000. Zap.Com does not presently have any source of revenue. Zap.Com's ability to generate revenue will depend on its ability to contract with a sufficient number of Web sites to join the ZapNetwork and aggregate their traffic and to successfully market the ZapNetwork and the ZapBox to potential customers, and to successfully design the Zap.Box with e-commerce capabilities. Although Zap.Com has reached agreements with several independent Web sites to join the ZapNetwork, as more fully discussed above, Zap.Com cannot predict whether these web sites will remain members of the ZapNetwork or whether additional Web site owners will want to join the ZapNetwork under the ZapNetwork membership agreement. If Zap.Com is unable to attract a sufficient number of Web site owners to its network, it will not be able to commence sales or generate sufficient revenues to become profitable.

                Cost of revenues – Zap.Com records costs of revenues as those costs associated with generating revenues, such as hosting, bandwidth, communications, ad delivery, content license and capitalized software amortization. Cost of revenues were up 451% for the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999 due to the deployment and maintenance of the ZapBox, including approximately $52,000 in software amortization costs. Cost of revenues for the six months ended June 30, 2000 increased by 837% over the same period last year.

                Sales and marketing – Sales and marketing expenses consist primarily of customer fulfillment and media relation costs. Sales and marketing expenses for the quarter ended and six months ended June 30, 2000 increased by 415% and 355%, respectively, over the same periods last year due to increased media relations and customer fulfillment activity as well as additional staffing costs.

                General and administrative – General and administrative expenses consist primarily of legal and accounting services, salaries and wages, (including costs allocated by Zapata pursuant to a services agreement), printing and filing costs and various other start-up costs. General and administrative expenses for the quarter ended and six months ended, June 30, 2000 increased 178% and 171%, respectively, over the same periods last year primarily due to the Company’s increased staffing requirements, its incurrence of state securities registration fees, and increased legal fees, printing costs and insurance costs. Effective as of May 1, 2000 and continuing for the ensuing twelve months, Zapata waived its right under a services agreement between Zapata and Zap.Com to be reimbursed for the cost of providing to Zap.Com management services and personnel.

                Consulting Expenses – During the three months ended June 30, 2000, the Company revalued the amounts it previously recorded for consulting expenses that were paid by a warrant to American Internetwork Sports to reflect the decrease in the value of this warrant as a result of the decline in the market value of Zap.Com’s common stock. The decrease in consulting expense of $(1.1) million reflected the decline in the fair market value of the portion of the American Internetwork Sports warrants that will vest in October 2000, deemed earned through June 30, 2000 partially offset by current period amortization expense. Cumulative consulting expenses for the first six months of fiscal 2000 were $1.1 million. Due to the variable nature of the accounting for this warrant, consulting expense is expected to fluctuate greatly between reporting periods over the three year vesting period of the warrant ending in October, 2002. Zap.Com cannot predict the cost that will ultimately be r ecorded for these warrants. See “Part I, Financial Information – Item 1, Financial Statements and Notes – Note 4, Related Party Transactions”.

                Interest Income – Interest Income is generated on cash reserves which are invested in short-term government securities. Interest earned for the quarter ended and six months ended, June 30, 2000 was approximately $84,000 and $178,000, respectively. As cash is used for operating, financing and investing activities, cash reserves will decline and the amount of interest income for the remainder of this period and in future periods are expected to decline.

                Zap.Com expects that during the remainder of 2000 it will continue to increase the levels of its expenditures in connection with the development of a supporting infrastructure and network, the hiring of additional employees and the expansion of its business. Further, during this and future periods, Zap.Com also anticipates that it will incur significant charges against earnings as a result of consideration to be paid to Web site owners who join the ZapNetwork and from stock which may be issued in connection with promotions or other events.

LIQUIDITY AND CAPITAL RESOURCES

                In November 1999, Zapata contributed to Zap.Com $8,000,000 in cash and forgave $1,000,000 in inter-company debt. Also, in November, Malcolm Glazer and Avram Glazer contributed $1,100,000 in cash as payment for 550,000 shares of Zap.Com common stock. The proceeds from these investments and the forgiven loan have been, and are being used by Zap.Com to finance the development of e-commerce as a source of cash, the ZapBox and operational expenses associated with the implementation of its business plan. As of June 30, 2000, Zap.Com had approximately $5.2 million in cash and cash equivalents.

                As of the date of this filing, Zap.Com does not have a source of revenues and it will not have revenues until customer contracts have been secured and e-commerce relationships established. Zap.Com does not expect to secure customer contracts until the ZapNetwork has grown to a size as measured by unique user traffic which makes sales commercially feasible. We cannot predict when Zap.Com will commence advertising sales or e-commerce transactions or begin to recognize revenues.

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

                If sufficient sales are not made in the next 12 months, Zap.Com will need to significantly reduce operating expenses based on existing and projected cash reserves. As of the date of this filing, Zap.Com has contractual commitments for approximately $1 million in expenses over the next 12 months which cannot be adjusted. To the extent that revenue does not grow at anticipated rates, or that increases in operating expenses are not followed by commensurate increases in revenue, or if the Company is unable to adjust operating expense levels accordingly, the Company will continue to experience negative cash flow and will need to raise additional capital to fully implement its business plan. Future additional capital could also be required during this period if unexpected costs arise or if the Company pursues ventures that enhance or accelerate its business development.

                In order to facilitate the growth of the Company’s network over the next 12 months, Zap.Com plans to issue common stock to Web site owners who participate in the ZapNetwork unique user stock bonus plan. This plan is intended to attract Web site owners to the Company’s network and to retain them as members. To date, trading in the Company’s common stock has been thin. The Company cannot assure you that a more active trading market for the Company’s common stock will develop or if it does develop, that it will be sustained. The Company believes that the attraction to Web site owners of its unique user stock bonus program will depend upon the development of an active trading market in the Company’s stock, prevailing market conditions, the market price of the Company’s common stock and other factors over which we have no control, as well as the Company’s financial condition and results of operation. If a significant number of Web site owners do not perceive Zap.Com common stock as an attractive incentive to join and retain their memberships in the ZapNetwork, Zap.Com may need to raise additional funds to facilitate the growth of the ZapNetwork.

                The Company cannot guarantee that Zap.Com will be able to raise sufficient capital if additional funds are necessary, or, if it can, that it will be able to do so on terms that it deems acceptable. In particular, potential investors may be unwilling to invest in Zap.Com due to Zapata's voting control over Zap.Com and the significant potential for dilution of a potential investor's ownership in the Company’s common stock. Zapata's voting control may be unattractive because it makes it more difficult for a third party to acquire the Company even if a change of control could benefit the Company’s stockholders by providing them with a premium over the then current market price for their shares. Failure of Zap.Com to raise funds required to support the growth of its network could have a material adverse effect on Zap.Com's business and its ability to generate and grow revenues and could result in a complete loss in the value of Zap.Com common stock. If the Company raises additional funds through the issuance of equity, equity-related or debt securities, these securities may have rights, preferences or privileges senior to those of the rights of the Company’s common stockholders, who would then experience dilution.

Cash Flows From Operating Activities

                Cash used in operating activities was $1.9 million in the six months ended June 30, 2000, compared to $0.6 million for the same period in 1999. The increase in cash used in operating activities was generated principally by net losses, offset by non-cash depreciation and warrants expenses, and a net favorable change in operating assets and liabilities.

Cash Flows from Investing Activities

                Cash used in  investing activities was $486,063 for the six months ended June 30, 2000, compared to $8,981 for the same period in 1999. This increase was attributable to expenditures incurred to develop the ZapBox. The Company expects to continue this investment for the foreseeable future as it incorporates e-commerce, content syndication, and other future technologies into the ZapBox.

Cash Flows From Financing Activities

                Cash provided by financing activities was $31,100 in the six months ended June 30, 2000, compared to $584,030 for the same period in 1999. This funding consisted of incidental payments made by Zapata on behalf of Zap.Com for shared costs such as rent and utilities. The decrease between years was due to the termination of funding by Zapata of Zap.Com since its existence as a separately funded company on November 12, 1999.

Year 2000

                Many companies' computer systems, software products and control devices needed to be upgraded or replaced in order to operate properly in the Year 2000 and because of the inability to distinguish 21st century dates from the 20th century dates. Zap.Com was aware of the issues associated with the programming code in existing computer systems as the year 2000 approached.

                As of the date of this filing, Zap.Com has not experienced any Year 2000 related disruptions to its computer systems or business operations. If any of these errors or defects exist, the Company may incur material expenses to resolve them. Although to date the Company has not experienced any date related problems with the hardware and software used in the Company’s systems, the Company cannot assure that such problems may not surface. If these systems do experience date related problems, the Company could experience a delay in generating revenue, diversion of the Company’s resources or expenses that could adversely affect the Company’s financial condition , results of operations and prospects.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

                Statements in this filing that are not strictly historical are ``forward-looking'' statements that are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, which may cause the company's actual results in the future to differ materially from expected results. These risks and uncertainties include, among others: the Company's limited operating history; the risks inherent in establishing a new business in the Internet industry; the companies ability to successfully build the ZapNetwork; the lack of a present source of revenues; the extent of the losses and negative cash flows that the Company anticipates; the Company's unproven business model; the ability of the Company to successfully finalize development of future releases of its Internet banner, the ZapBox; risks associated with the Company's dependence on the Internet; intense competition; the extent to which a trading market develops in its stock; the Company's ability to raise capital if necessary; the effectiveness of banner advertising as a business method; the reliance on third parties that we do not control for a number of services; integrating acquired business or generating acceptable returns from future acquisitions or investments; privacy concerns may prevent us from collecting demographic or other consumer data; the Company's ability to maintain intellectual property protection for its proprietary products (including its ability to successfully obtain a patent for the

                ZapBox and related matters), to defend its existing intellectual property rights from challenges by third parties, and to avoid infringing intellectual property rights of third parties; unforeseen operating risks; the Company's ability to secure and maintain agreements with third parties for various services and other functions. These risks are qualified in their entirety by cautionary language and risk factors set forth in the Company's filings with the Securities and Exchange Commission (SEC), including the Company's 1999 Annual Report on Form 10-K and its Post-Effective Amendment to the Registration Statement on Form S-1 filed with the SEC on May 4, 2000, as amended.

PART II. –OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

           None.

Item 2. CHANGES IN SECURITIES

           None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

           None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                Zap.Com held an annual meeting of shareholders on June 29, 2000. Avram A. Glazer, sole director of Zap.Com was re-elected to that position at the meeting. Mr. Glazer received 48,972,258 votes for his election and none against; there were no abstentions. The other matter voted on at the meeting was the ratification of the Board of Directors’ selection of PricewaterhouseCoopers LLP as Zap.Com’s independent public accountants. That matter was ratified with 48,972,258 votes for, none against, and no abstentions.

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
August 11, 2000
By: /s/ LEONARD DISALVO

(Vice President and
Chief Financial Officer)