Form 10-Q
period 2000-09-30
ZAP COM CORP
filed 2000-11-06
CIK 1083243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

0-27729
(Commission file number)

ZAP.COM CORPORATION
(Exact name of Registrant as specified in its charter)

State of Nevada (State or other jurisdiction of incorporation or organization)	C-76-0571159 (I.R.S. Employer Identification No.)

100 Meridian Centre, Suite 350 Rochester, NY (Address of principal executive offices)	14618 (Zip Code)

Registrant’s telephone number, including area code: (716) 242-8600

             Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

             Number of shares outstanding (less treasury shares) of the Registrant’s Common Stock, par value $0.001 per share, on November 6, 2000: 50,000,000

ZAP.COM CORPORATION

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets as of December 31, 1999 (audited) and September 30, 2000 (unaudited)	3
	Unaudited Statements of Operations for the three months and nine months ended September 30, 1999 and 2000 and the period from date of inception on April 2, 1998 (date of inception) to September 30, 2000	4
	Unaudited Statements of Cash Flows for the nine months ended September 30, 1999 and 2000 and the period from date of inception to September 30, 2000	5
	Notes to Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	14

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	14
Item 2.	Changes in Securities	14
Item 3.	Defaults upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5.	Other Information	14
Item 6.	Exhibits and Reports on Form 8-K	14
SIGNATURES	15
EXHIBIT INDEX	16

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS AND NOTES

ZAP.COM CORPORATION
[A DEVELOPMENT STAGE COMPANY]

BALANCE SHEETS

	December 31, 1999 (Audited)	September 30, 2000 (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$7,579,363	$3,903,556
Interest receivable	45,914	5,004
Prepaid expenses and miscellaneous receivables	549,466	74,526

Total current assets	8,174,743	3,983,086

Other assets:
Property and equipment, net	41,424	34,360
Capitalized software—ZapBox, net	272,581	814,583

Total assets	$8,488,748	$4,832,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$299,538	$285,970
Accrued liabilities	410,179	85,581
Amounts due to stockholder and affiliates	43,488	33,838

Total current liabilities	753,205	405,389

Commitment & Contingencies

Stockholders’ equity:

Common stock, $.001 par value, 1,500,000,000 shares authorized, 50,000,000, shares issued and outstanding as of December 31, 1999 and September 30, 2000	50,000	50,000
Additional paid in capital	10,050,000	10,175,000
Additional paid in capital—warrants	11,499,996	2,469,186
Deficit accumulated during the development stage	(3,535,733)	(7,069,489)
Deferred expense—warrants	(10,328,720)	(1,085,788)
Deferred expense—stock bonus	—	(112,269)

Total stockholders’ equity	7,735,543	4,426,640

Total liabilities and stockholders’ equity	$8,488,748	$4,832,029

The accompanying notes are an integral part of these financial statements

ZAP.COM CORPORATION
[A DEVELOPMENT STAGE COMPANY]

UNAUDITED STATEMENTS OF OPERATIONS

	Quarter Ended September 30,		Nine Months Ended September 30,		Cumulative From April 2, 1998 (Date of Inception) Through September 30,

	1999	2000	1999	2000	2000

Revenues	$—	$—	$—	$—	$—
Cost of revenues	—	480,943	50,000	949,503	1,090,663

	—	(480,943)	(50,000)	(949,503)	(1,090,663)

Operating Expenses:
Product development	—	52,740	—	142,423	194,811
Sales and marketing	144,625	194,380	224,860	559,656	1,085,195
General and administrative	601,188	469,294	1,134,699	1,913,475	3,604,899
Consulting expense (income)	—	(844,602)	—	212,122	1,383,398
Depreciation	—	2,718	1,989	8,154	16,259

Total operating expenses (income)	745,813	(125,470)	1,361,548	2,835,830	6,284,562

Loss from operations	(745,813)	(355,473)	(1,411,548)	(3,785,333)	(7,375,225)

Interest income	—	73,436	—	251,577	305,736

Loss before income taxes	(745,813)	(282,037)	(1,411,548)	(3,533,756)	(7,069,489)
Income taxes	—	—	—	—	—

Net loss	$(745,813)	$(282,037)	$(1,411,548)	$(3,533,756)	$(7,069,489)

Per share data (basic and diluted)
Net loss per share	$(0.02)	$(0.01)	$(0.03)	$(0.07)	$(0.14)

Average common shares outstanding	49,450,000	50,000,000	49,450,000	50,000,000	49,645,181

The accompanying notes are an integral part of these financial statements

ZAP.COM CORPORATION
[A DEVELOPMENT STAGE COMPANY]

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,		Cumulative From April 2, 1998 (Date of Inception) Through

	1999	2000	September 30, 2000

Cash flows used in operating activities:
Net loss	$(1,411,548)	$(3,533,756)	$(7,069,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,687	171,307	179,412
Warrants expense	—	212,122	1,383,398
Stock bonus expense	—	12,731	12,731
Changes in assets and liabilities:
Interest receivable	—	40,910	(5,004)
Prepaid expenses	—	474,940	(74,526)
Accounts payable	8,114	(13,568)	285,970
Accrued liabilities	320,436	(324,598)	85,581

Total adjustments	338,237	573,844	1,867,562

Net cash used in operating activities	(1,073,311)	(2,959,912)	(5,201,927)

Cash flows used in investing activities:
Capital additions and software development costs	(8,981)	(706,245)	(988,767)

Net cash flows used in investing activities	(8,981)	(706,245)	(988,767)

Cash flows provided (used) by financing activities:
Issuance of common stock	—	—	10,100,000
Amounts due to (received from) stockholder and affiliates	1,105,693	(9,650)	(5,750)

Net cash flows provided (used) by financing activities	1,105,693	(9,650)	10,094,250

Net change in cash and cash equivalents	23,401	(3,675,807)	3,903,556
Cash and cash equivalents at beginning of period	—	7,579,363	—

Cash and cash equivalents at end of period	$23,401	$3,903,556	$3,903,556

The accompanying notes are an integral part of these financial statements

ZAP.COM CORPORATION
[A DEVELOPMENT STAGE COMPANY]

NOTES TO FINANCIAL STATEMENTS

NOTE 1.   FINANCIAL STATEMENTS SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

             The unaudited financial statements included herein have been prepared by Zap.Com Corporation, a Nevada corporation (the “Company”, “Zap.Com” ) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Zap.Com believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financi al statements and the notes thereto included in Zap.Com’s latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of the operations for the fiscal quarter and nine month period ended September 30, 2000 are not necessarily indicative of the results for any subsequent quarter or expected for the entire fiscal year ending December 31, 2000.

  Business Description

             Zap.Com was incorporated in April 1998 and is a majority-owned subsidiary of Zapata Corporation (“Zapata”). From inception on April 2, 1998 through November 12, 1999, Zap.Com operated as a wholly-owned subsidiary of Zapata. On November 12, 1999, Zap.Com became a public company when Zapata distributed 477,742 shares of Zap.Com common stock to Zapata stockholders. As of September 30, 2000, Zapata held approximately 98% of the outstanding shares of common stock of the Company. Zap.Com’s common stock trades on the NASD’s OTC electronic bulletin board under the symbol “ZPCM”.

             Zap.Com is a development stage company which was formed to engage in an Internet business through the development of the ZapNetwork, which seeks to become a global network of independently owned Web sites that deploy the Company’s Web application, the ZapBox. The ZapBox provides personalized portal-like functionality and content wrapped around an Internet advertising banner. The ZapBox provides users with the ability to utilize the ZapBox’s functionality as they travel the ZapNetwork and allows Zap.Com to place advertising on member sites. Future ZapBox releases are expected to also allow Zap.Com to place e-commerce opportunities on member sites. The Company has not yet commenced significant operations, and its primary activity to date has been research and investigation of Internet industry opportunities, the development of the Company’s business model, the establishment of strategic relationships to provide internet connectivity and technology systems to support its network which it plans to build, the creation of the ZapBox and the Zap.Com homepage, and the solicitation of web sites to join the ZapNetwork. In order to successfully execute its business model, the Company must contract with Web sites to participate in the Company’s network. The business model to be employed by the Company and its potential for profit is unproven. The Company anticipates incurring significant operating losses and capital expenditures for the foreseeable future.

      NOTE 2.   STOCKHOLDERS’ EQUITY

             As of September 30, 2000 and December 31, 1999, the Company has accumulated a deficit during its development stage of $7,069,489 and $3,535,733, respectively. The Company will continue to accumulate a deficit during the development stage.

             On October 20, 1999, Zap.Com issued warrants to purchase 2,000,000 shares of Zap.Com common stock to non-employees. (See note 4).

             On March 3, 2000, the SEC declared the effectiveness of Zap.Com’s shelf registration statement on Form S-1, covering 20,000,000 shares of common stock, $.001 par value per share. This registration statement also covers up to an additional 30,000,000 shares of Zap.Com’s common stock, $.001 par value per share, to be issued from time to time as payment for all or some portion of the purchase price for one or more acquisitions of companies, businesses or assets complementary to Zap.Com’s existing business (including future acquisitions or rights granted with respect to one or more Web sites) or which may be offered in connection with promotion or similar events or for sale or other distribution by persons who require such shares in the acquisitions or promotional events or by the donees of such person or by other persons acquiring such shares.

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

             Due to the variable nature of the number of shares to be issued under these and future unique user stock bonus plans, Zap.Com will account for the commitment to issue shares and the associated expense at their minimum value as prescribed by the principles of the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 96-18 “Accounting For Equity Instruments That Are Issued to Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods, or Services”. Accordingly, during the three year vesting periods of each plan, the minimum fair value of these shares will be recorded under total stockholders’ equity as “ Deferred expense-warrants and stock bonus”. Unique user stock bonus expenses will be accrued when and if earned in accordance with EITF No. 96-18. These expenses have been included as part of selling expenses. At the time the shares are issued, the amount acc rued under this caption will be reclassified into “common stock” and “additional paid in capital” based on the then current fair value of the shares issued.

             On May 10, 2000, the SEC declared the effectiveness of the post-effective amendment to the registration statement on Form S-1, that sets forth this new distribution plan. Thereafter, Zap.Com began and continues soliciting web sites to join the ZapNetwork under this new plan. As of the date of this filing, the Company has signed agreements with the owners of several web sites to join the ZapNetwork (see Management’s Discussion and Analysis of Financial Condition and Results of Operation).

NOTE 3.   CAPITALIZED SOFTWARE—ZAPBOX

             Capitalized software costs consist of the costs incurred for the development of the ZapBox. The ZapBox is a Web application that currently enables the Company to sell advertising across its network and was developed under a development, service and license agreement with a third party vendor. Costs of future versions of the ZapBox will be capitalized to the extent that they add functionality that enable advertising and e-commerce on the Company’s network. These costs are amortized over a three-year period on a straight-line basis beginning in the period which the software is placed in service. As of September 30, 2000, the Company has capitalized approximately $977,736 in software development costs. The ZapBox became functional in January 2000 at which time the Company began to amortize these costs. To date, amortization expense of approximately $163,153 has been to charged to cost of revenues. Maintenance and training costs are expensed as incurred.

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

             The Black-Scholes option-pricing model was used to estimate the fair value of the warrants with the following weighted-average assumptions: dividend yield of 0.00%, risk-free interest rate of 6.10%; an expected life of 5.00 years and a volatility of 226.5. Based on these assumptions, the fair value of each warrant at September 30, 2000 was $1.23. As a result, the Company has recorded the expected cumulative cost of the warrant as “additional paid in capital-warrants” with an equal offset to “deferred expenses-warrants”, as of September 30, 2000, of approximately $1.1 million. At December 31, 1999, the expected cumulative cost of the warrant was approximately $11.0 million. Due to the decline in Zap.Com’s common stock price and the amortization of the deferred expenses-warrants during the first nine months of 2000, the expected cumulative cost of the warrant has been reduced to $2. 5 million. As of September 30, 2000, the cumulative amount charged to expense for the warrant is approximately $1.4 million. During the first quarter of 2000, a cost of $3.3 million was charged to expense which was partially offset during the second quarter and third quarter of 2000, when the Company recorded a benefit of approximately $1.9 million due to a decline in the value of the warrant. Therefore, the net charge associated with the warrant for the nine months ended September 30, 2000 was $1.4 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

             Zap.Com is a development stage company that seeks to build its network, the ZapNetwork, into a global network of independently owned Web sites that deploy the Company’s Web application, the ZapBox. The Company intends to distribute advertising and e-commerce opportunities over the ZapNetwork. As of the date of this filing, the ZapNetwork consists of several Web sites including www.charged.com and www.pixeltime.com which are owned and operated by Zapata. Zapata has agreed to continue this arrangement at its discretion with no legal or other financial obligations. Additionally, Zap.Com’s home page, www.zap.com is included as part of the ZapNetwork. The remaining web sites are owned and operated by third parties. Zap.Com has recently entered into agreements with the owners of those web sites to join the ZapNetwork. As further discussed below, the Company is currently evaluating these web sites to determine wh ether they meet the criteria for continued membership in the ZapNetwork.

             On March 3, 2000 the SEC declared the effectiveness of Zap.Com’s shelf registration statement on Form S-1, covering 20,000,000 shares of common stock, $.001 par value per share. This registration statement also covers up to an additional 30,000,000 shares of common stock, $.001 par value per share, of Zap.Com to be issued from time to time as payment for all or some portion of the purchase price for one or more acquisitions of companies, businesses or assets complementary to Zap.Com’s existing business (including future acquisitions of rights granted with respect to one or more Web sites) or which may be offered in connection with promotion or similar events or for sale or other distribution by persons who acquire such shares in the acquisitions or promotional events or by the donees of such person or by other persons acquiring such shares.

             During April 2000, Zap.Com decided to modify the relationship which it had previously proposed to the potential ZapNetwork members. Zap.Com had originally sought to build the ZapNetwork by purchasing perpetual display rights to a Web site in exchange for common stock of Zap.Com. Zap.Com now offers to enter into renewable one year contractual relationships with ZapNetwork members that are terminable on, among other things, 90 days notice from either party thereby eliminating the purchase element. In addition, Zap.Com has changed the compensation to ZapNetwork members to revenue sharing payments based on banner advertising and participation in the ZapNetwork unique stock bonus plan. Under this plan, members of the ZapNetwork are eligible to receive a stock-based bonus based on the estimated monthly traffic for their Web site. A bonus is awarded at the beginning of a twelve month period and thereafter vests and is pay able over a three-year period while the web site is a member of the network. Each year a new stock bonus is automatically awarded (subject to vesting) unless the ZapNetwork membership agreement is terminated by either party. Thus, after the first twelve month bonus period, members may be eligible to receive up to a maximum of three concurrent bonuses.

             On May 10, 2000, the SEC declared the effectiveness of the post-effective amendment to the registration statement on Form S-1, that sets forth this new distribution plan. Thereafter, Zap.Com began soliciting web sites to join the ZapNetwork under this new plan. As of the date of this filing, the Company is offering and issuing shares only to web site owners residing in the States of Colorado, Delaware, the District of Columbia, Florida, Georgia, Idaho, Illinois, Kentucky, Louisiana, Mississippi, Nevada, New York, Ohio, Rhode Island, South Carolina, Utah, Washington, Wisconsin and Wyoming. The Company has appropriate applications for registrations of this offering and for the Company’s officers (or for appropriate waivers from the registration) in all of the other states (except for Connecticut, Nebraska, New Mexico, North Carolina and Texas), but these registration are not yet effective and there can be no assu rance that they will become effective.

             As of the date of this filing, the Company has signed agreements with the owners of several Web site owners. Under the terms of the agreements, Zap.Com is in the process of evaluating some of the other web sites to determine whether they meet the criteria for membership in the ZapNetwork. During the evaluation period, the agreements are terminable at will by Zap.Com , and upon 90 days written notice by the Web sites owners. Zap.Com has deployed the ZapBox on several of the Web sites and is in the process of deploying the ZapBox on the other remaining member web sites and plans for them to participate in the ZapNetwork during the evaluation period. There can be no assurance that these web sites will remain members of the ZapNetwork.

             Since its inception, Zap.Com’s operations have consisted primarily of organizational and capital raising activities, research and analysis with respect to Internet industry opportunities, the development of strategic and commercial relationships, the development and launch of the Company’s home page at www.zap.com and ZapBox 1.0, 2.0 and the current 2.5.1 release, the acquisition of the technology necessary to operate the ZapNetwork, the solicitation of web sites to join the ZapNetwork and entering into ZapNetwork agreements with the owners of web sites which are currently under evaluation. This limited operating history makes it difficult to evaluate the Company’s business and prospects. The Company’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, operating within the relatively new and rapidly evolving Internet environment. The Company’s risks include, but are not limited to, an evolving and unpredictable business model, proper management of the Company’s growth, the development and implementation of future ZapBox releases, the establishment and continuation of strategic and comm ercial relationships, increasing the Company’s employee base, growing and maintaining the ZapNetwork, attracting and retaining advertising customers and e-commerce partners, and the anticipation of and adaptation to changes in the Company’s market and competitive developments. The Company cannot assure anyone that it will be successful in addressing these or any other risks, and the Company’s failure to do so could have a material adverse effect on the Company’s business, financial condition and results of operations.

             Until Zap.Com begins to recognize revenue from operations, the Company will continue to be considered in the development stage. Zap.Com anticipates that for the foreseeable future, it will incur substantial operating losses. During the early stages of the execution of the Company’s business plan, the Company will incur significant expenditures to acquire and integrate the necessary technology, systems and supporting infrastructure, increase the number of Web sites joining its network, develop the Company’s brand name and expand the Company’s business. The extent of losses will depend, in part, on the amount and rates of growth in the Company’ s revenue from advertisers, e-commerce relationships and other customers. As a result, the Company will need to generate significant revenue if profitability is to be achieved. To the extent that revenue does not grow at anticipated rates or that increases in the Company’s operating expenses precede or are not subsequently followed by commensurate increases in revenue, if the Company is unable to adjust operating expense levels accordingly, the Company’s business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company’s operating losses will not increase in the future or that the Company will ever achieve or sustain profitability.

             On October 20, 1999, Zap.Com granted American Internetwork Sports, a related party, a stock warrant for the purchase of up to 2,000,000 shares of Zap.Com common stock at a $2.00 per share exercise price in consideration for a three year commitment to provide sports-related consulting services. These warrants vest ratably on an annual basis on the first three anniversaries of their issuance and have five-year terms. Zap.Com accounts for the warrants in accordance with the EITF Issue No. 96-18, see “Part I, Financial Information—Item 1, Financial Statements and Notes—Note 4, Related Party Transactions”. Accordingly, Zap.Com records non-cash expense based on the then current fair value of the warrants at the end of each reporting period with adjustment of prior expense to actual expense at each vesting date. Zap.Com anticipates incurring significant additional charges against earnings in connection with these warrants in future periods if the trading price of Zap.Com’s stock increases because this will increase the then current fair value of the warrant.

RESULTS OF OPERATIONS

             For the quarter ended September 30, 2000, Zap.Com experienced a net loss of approximately $282,000 which included the benefit of a reduction of a previously recorded expense for warrants issued to American Internetwork Sports, LLC, of approximately $845,000, see “Part I, Financial Information—Item 1, Financial Statements and Notes—Note 4, Related Party Transactions.” For the nine months ended September 30, 2000, the Company had a net loss of $3.5 million, including approximately $212,000 of non-cash charges associated with the American Internetwork warrants. During Zap.Com’s development stage (which commenced on April 2, 1998), Zap.Com has incurred a cumulative net loss of approximately $7.1 million, including approximately $1.4 million in non-cash charges associated with the warrants and all of the costs associated with the development and implementation of the ZapNetwork, the ZapBox, and t he public registration of Zap.Com’s common stock.

             For the quarter ended and nine months ended September 30, 2000, operations consisted of the following:

             Revenues—Zap.Com did not generate any revenue for the quarter ended and the nine months ended September 30, 2000 and 1999 and for the cumulative period from date of inception, April 2, 1998 through September 30, 2000. Zap.Com does not presently have any source of revenue. Zap.Com’s ability to generate revenue will depend on its ability to contract with a sufficient number of Web sites to join the ZapNetwork and aggregate their traffic and to successfully market the ZapNetwork and the ZapBox to potential customers, and to successfully design the Zap.Box with e-commerce capabilities. Although Zap.Com has reached agreements with several independent Web sites to join the ZapNetwork, as more fully discussed above, Zap.Com cannot predict whether these web sites will remain members of the ZapNetwork or whether additional Web site owners will want to join the ZapNetwork. If Zap.Com is unable to attract a sufficient number of Web site owners to its network, it will not be able to commence sales or generate sufficient revenues to become profitable.

      Cost of revenues—Zap.Com records costs of revenues as those costs associated with generating revenues, such as hosting, bandwidth, communications, ad delivery, content license and capitalized software amortization. There were no cost of revenues for the quarter ended September 30, 1999. Cost of revenues for the quarter ended September 30, 2000 were approximately $481,000. Cost of revenues for the nine months ended September 30, 2000 increased by 1,799% over the same period last year due to amortization of the Zap Box.

             Sales and marketing—Sales and marketing expenses consist primarily of customer fulfillment and media relation costs. Sales and marketing expenses for the quarter ended and nine months ended September 30, 2000 increased by 34% and 149%, respectively, over the same periods last year due to increased media relations and customer fulfillment activity associated with the solicitation process as well as additional staffing costs.

             General and administrative—General and administrative expenses consist primarily of legal and accounting services, salaries and wages, (including costs allocated by Zapata pursuant to a services agreement), printing and filing costs and various other start-up costs. General and administrative expenses for the quarter ended September 30, 2000 decreased 22% over the same period last year due to the elimination of legal fees associated with the filing of the registration statement as well as a reduction in related printing costs. General and administrative expenses for the nine months ended September 30, 2000 increased 69% over the same period last year primarily due to the Company’s increased staffing requirements, its incurrence of state securities registration fees, and increased legal fees, printing costs and insurance costs. Effective as of May 1, 2000 and continuing for the ensuing twelve months, Z apata waived its right under a services agreement between Zapata and Zap.Com to be reimbursed for the cost of providing to Zap.Com management services and personnel.

             Consulting Expenses—During the three months ended September 30, 2000, the Company revalued the amounts it previously recorded for consulting expenses that were paid by a warrant to American Internetwork Sports to reflect the decrease in the value of this warrant as a result of the decline in the market value of Zap.Com’s common stock. The decrease in consulting expense of approximately $845,000 reflected the decline in the fair market value of the portion of the American Internetwork Sports warrants that will vest in October 2000, deemed earned through September 30, 2000, partially offset by current period amortization expense. Cumulative consulting expenses for the first nine months of fiscal 2000 were approximately $212,000. Due to the variable nature of the accounting for this warrant, consulting expense is expected to fluctuate greatly between reporting periods over the three year vesting period of the warrant ending in October, 2002. Zap.Com cannot predict the cost that will ultimately be recorded for these warrants. See “Part I, Financial Information—Item 1, Financial Statements and Notes—Note 4, Related Party Transactions”.

             Interest Income—Interest Income is generated on cash reserves which are invested in short-term government securities. Interest earned for the quarter ended and nine months ended, September 30, 2000 was approximately $73,000 and $252,000, respectively. As cash is used for operating, financing and investing activities, cash reserves will decline and the amount of interest income for the remainder of this period and in future periods are expected to decline.

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

LIQUIDITY AND CAPITAL RESOURCES

             In November 1999, Zapata contributed to Zap.Com $8,000,000 in cash and forgave $1,000,000 in inter-company debt. Also, in November, Malcolm Glazer and Avram Glazer contributed $1,100,000 in cash as payment for 550,000 shares of Zap.Com common stock. The proceeds from these investments and the forgiven loan have been, and are being used by Zap.Com to finance the development of e-commerce as a source of cash, the

ZapBox and operational expenses associated with the implementation of its business plan. As of September 30, 2000, Zap.Com had approximately $3.9 million in cash and cash equivalents.

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

             If sufficient sales are not made in the next 12 months, Zap.Com will need to significantly reduce operating expenses based on existing and projected cash reserves. As of the date of this filing, Zap.Com has contractual commitments for approximately $1 million in expenses over the next 12 months which cannot be adjusted. To the extent that revenue does not grow at anticipated rates, or that increases in operating expenses are not followed by commensurate increases in revenue, or if the Company is unable to adjust operating expense levels accordingly, the Company will continue to experience negative cash flow and will need to raise additional capital to fully implement its business plan. Future additional capital could also be required during this period if unexpected costs arise or if the Company pursues ventures that enhance or accelerate our business development.

             In order to facilitate the growth of the Company’s network over the next 12 months, Zap.Com plans to issue common stock to Web site owners who participate in the ZapNetwork unique user stock bonus plan. This plan is intended to attract Web site owners to the Company’s network and to retain them as members. To date, trading in the Company’s common stock has been thin. The Company cannot assure you that a more active trading market for the Company’s common stock will develop or if it does develop, that it will be sustained. The Company believes that the attraction to Web site owners of our unique user stock bonus program will depend upon the development of an active trading market in the Company’s stock, prevailing market conditions, the market price of the Company’s common stock and other factors over which we have no control, as well as the Company’s financial condition and results of operation. If a significant number of Web site owners do not perceive Zap.Com common stock as an attractive incentive to join and retain their memberships in the ZapNetwork, Zap.Com may need to raise additional funds to facilitate the growth of the ZapNetwork.

             The Company cannot guarantee that Zap.Com will be able to raise sufficient capital if additional funds are necessary, or, if it can, that it will be able to do so on terms that it deems acceptable. In particular, potential investors may be unwilling to invest in Zap.Com due to Zapata’s voting control over Zap.Com and the significant potential for dilution of a potential investor’s ownership in the Company’s common stock. Zapata’s voting control may be unattractive because it makes it more difficult for a third party to acquire us even if a change of control could benefit the Company’s stockholders by providing them with a premium over the then current market price for their shares. Failure of Zap.Com to raise funds required to support the growth of its network could have a material adverse effect on Zap.Com’s business and its ability to generate and grow revenues and could result in a complete loss in the value of Zap.Com common stock. If the Company raises additional funds through the issuance of equity, equity-related or debt securities, these securities may have rights, preferences or privileges senior to those of the rights of the Company’s common stockholders, who would then experience dilution.

Cash Flows From Operating Activities

             Cash used in operating activities was $3.0 million in the nine months ended September 30, 2000, compared to $1.1 million for the same period in 1999. The increase in cash used in operating activities was generated principally by net losses, offset by non-cash depreciation and warrants expenses, and a net favorable change in operating assets and liabilities.

Cash Flows from Investing Activities

             Cash used in investing activities was $706,245 for the nine months ended September 30, 2000, compared to $8,981 for the same period in 1999. This increase was attributable to expenditures incurred to develop the ZapBox.

The Company expects to continue this investment for the foreseeable future as it incorporates e-commerce, content syndication, and other future technologies into the ZapBox.

Cash Flows From Financing Activities

             Cash used in financing activities was $9,650 in the nine months ended September 30, 2000, compared to cash provided by financing activities of $1,105,693 for the same period in 1999. This funding consisted of incidental payments made by Zapata on behalf of Zap.Com for shared costs such as rent and utilities. The decrease between years was due to the termination of funding by Zapata of Zap.Com since its existence as a separately funded company on November 12, 1999.

Year 2000

             Many companies’ computer systems, software products and control devices needed to be upgraded or replaced in order to operate properly in the Year 2000 and because of the inability to distinguish 21st century dates from the 20th century dates. Zap.Com was aware of the issues associated with the programming code in existing computer systems as the year 2000 approached.

             As of the date of this filing, Zap.Com has not experienced any Year 2000 related disruptions to its computer systems or business operations. If any of these errors or defects exists, the Company may incur material expenses to resolve them. Although to date the Company has not experienced any date related problems with the hardware and software used in the Company’s systems, the Company cannot assure that such problems may not surface. If these systems do experience date related problems, the Company could experience a delay in generating revenue, diversion of the Company’s resources or expenses that could adversely affect the Company’s financial condition, results of operations and prospects.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

             Statements in this filing that are not strictly historical are “forward-looking” statements that are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, which may cause the Company’s actual results in the future to differ materially from expected results. These risks and uncertainties include, among others: the Company’s limited operating history; the risks inherent in establishing a new business in the Internet industry; the Company’s ability to successfully build the ZapNetwork; the lack of a present source of revenues; the extent of the losses and negative cash flows that the Company anticipates; the Company’s unproven business model; the ability of the Company to successfully finalize development of future releases of its Internet banner, the ZapBox; risks associated with the Company’s dependence on the Internet; intense competition; the extent to which a trading market develops in its stock; the Company’s ability to raise capital if necessary; the effectiveness of banner advertising as a business method; the reliance on third parties that we do not control for a number of services; integrating acquired business or generating acceptable returns from future acquisitions or investments; privacy concerns may prevent us from collecting demographic or other consumer data; the Company’s ability to maintain intellectual property protection for its proprietary products (including its ability to successfully obtain a patent for the ZapBox and related matters), to defend its existing intellectual property rights from challenges by third parties, and to avoid infringing intellectual property rights of third parties; unforeseen operating risks; the Company’s ability to secure and maintain agreements with third parties for various services and other functions. These risks are qualified in their entirety by cautionary language and risk factors set forth in the Company’s filings with the Securities and Exchange Commission (SEC), including the Company’s 1999 Annual Report on Form 10-K and its Post-Effective Amendment to the Registration Statement on Form S-1 filed with the SEC on May 10, 2000, as amended.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

             Market risks relating to Zap.Com’s operations result primarily from changes in interest rates. Zap.Com invests its cash and cash equivalents in Federal Home Loan Mortgage Corporate Discount Notes—zero coupon, with maturities of 30 days or less.

PART II. OTHER INFORMATION

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

ZAP.COM CORPORATION (Registrant)
November 6, 2000	By	/s/ LEONARD DISALVO
(Vice President and Chief Financial Officer)

EXHIBIT 11

ZAP.COM CORPORATION
(A DEVELOPMENT STAGE COMPANY)

      Statement Regarding Computation of Per Share Earnings

	Three Months Ended		Nine Months Ended

	September 30, 1999	September 30, 2000	September 30, 1999	September 30, 2000

Net loss	$(745,813)	$(282,037)	$(1,411,548)	$(3,533,756)
Actual outstanding Common Shares at beginning of period	49,450,000 (1)	50,000,000	49,450,000 (1)	50,000,000
Sum of weighted average activity of Common Shares issued for stock options and warrants	—	—	—	—
Weighted Basic Shares	49,450,000	50,000,000	49,450,000	50,000,000
Effect of assumed exercise of Common Stock equivalents	—	—	—	—
Weighted diluted shares	49,450,000	50,000,000	49,450,000	50,000,000
Basic loss per share	$(0.02)	$(0.01)	$(0.03)	$(0.07)
Diluted loss per share	$(0.02)	$(0.01)	$(0.03)	$(0.07)

______________

     (1)   Outstanding shares retroactively adjusted to reflect 49,450 for one split on November 12, 1999.