Form 10-K
period 2000-12-31
ZAP COM CORP
filed 2001-03-30
CIK 1083243

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal year ended December 31, 2000
                                       or
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
                        Commission File Number: 000-27729

                               ZAP.COM CORPORATION
               (Exact name of registrant as specified in charter)

          Nevada                                        76-0571159
(State of other jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or organization)

100 Meridian Centre, Suite 350                                          14618
   Rochester, New York 14618                                          (Zip Code)
(Address of principal executive offices)

       Registrant's Telephone Number, Including Area Code: (716) 242-2000
        Securities Registered Pursuant to Section 12(b) of the Act: None
           Securities Registered Pursuant to Section 12(g) of the Act:

                               Title of Each Class
                         Common Stock, $0.001 par value

     On March 15, 2001, the Company had 50,004,474 outstanding shares of common stock, $0.001 par value. The aggregate market value of the Company's common stock held by non-affiliates of the registrant was $368,324, based on the closing price in trading on March 15, 2001 as reported on the National Association of Securities Dealers over the counter electronic bulletin board. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude the directors and corporate officers and holders of 5 percent or more of the Company's common stock. Such interpretation is not intended to be, and should not be construed as, an admission by the Registrant or such directors or corporate officers that such directors or corporate officers are "affiliates" of the Registrant, as that term is defined in the Securities Act of 1933.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| or No |_|.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

                      Documents Incorporated By Reference:

     Portions of the Registrant's Information Statement for its 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after December 31, 2000, are incorporated by reference in Part III (Items 10, 11, 12 and 13) of this Form 10-K. |_|.

                                TABLE OF CONTENTS
                                     Part I

                                                                            Page

Item 1.   Business..........................................................   1
          General...........................................................   1
          History...........................................................   1
          Termination of Internet Operations................................   2
          Plan of Operations................................................   2
          Competition.......................................................   3
          Intellectual Property.............................................   3
          Regulatory Matters................................................   3
          Employees.........................................................   3
Item 2.   Properties........................................................   3
Item 3.   Legal Proceedings.................................................   3
Item 4.   Submission of Matters to a Vote of Security Holders...............   3

                               Part II
Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters...................... ........................   4
Item 6.   Selected Financial Data...........................................   5
          Management's Discussion and Analysis of Financial Condidtions and
          Results of Operations.............................................   5
          Forward-Looking Statements........................................   5
          General...........................................................   6
          Results of Operations.............................................   6
          Liquidity and Capital Resources...................................   7
          Significant Factors That Could Affect Future Performance and
          Forward Looking Statements........................................   8
Item 7.A. Quantitative and Qualitative Disclosures About Market Risk........  11
Item 8.   Financial Statements and Supplementary Data.......................  12
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure..............................................  25

                              Part III
Item 10.  Directors and Executive Officers of the Registrant...............   25
Item 11.  Executive Compensation...........................................   25
Item 12.  Security Ownership of Certain Beneficial Owners and Management...   25
Item 13.  Certain Relationships and Related Transactions...................   26

                               Part IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..   26


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


                                     PART I

Item 1.  Business

General

     Zap.Com Corporation ("Zap.Com" or the "Company") was founded by Zapata Corporation ("NYSE: ZAP) in April 1998 as a Nevada corporation. Zap.Com's principal corporate offices are located at 100 Meridian Centre, Suite 350, Rochester, New York 14618.

History

     Zapata formed Zap.Com for the purpose of creating and operating a global network of independently owned web sites. In April 1999, Zap.Com announced its plan to establish the ZapNetwork by connecting web sites through a proprietary multi-functional, portal-like Internet banner known as the ZapBox. Zap.Com intended to distribute advertising and e-commerce opportunities over this network.

     In November 1999, Zapata and two of its directors invested $10 million of equity in Zap.Com. On November 12, 1999, Zapata distributed to its stockholders 477,742 shares of Zap.Com common stock, leaving Zapata as the holder of approximately 98 percent of Zap.Com's outstanding common stock. On November 30, 1999, Zap.Com's stock began to trade on NASD's OTC Electronic Bulletin Board under the symbol "ZPCM," establishing Zap.Com as a separate public company.

     During 1999 and 2000, Zap.Com engaged primarily in the research and investigation of the Internet industry, the development of the Company's business model, the establishment of strategic relationships to provide Internet connectivity and technology systems to support the ZapNetwork, the development of the ZapBox and the Zap.Com homepage, the filing of patent and trademark applications and the solicitation of web sites to join the ZapNetwork. Zap.Com also registered shares with the Securities and Exchange Commission, and registered or qualified for offering the shares for offering and sale in 18 states so that it could offer these shares to web site owners as an incentive to join the ZapNetwork. Zap.Com also registered 30,000,000 shares under a shelf registration statement for the purpose of offering shares in business acquisitions.

     During 2000, Zap.Com entered into agreements with 10 web sites to join its network. Zap.Com, however, did not recognize any material revenue during 2000 or establish a source of revenue. For a discussion in more detail of these matters, reference is made to the Company's Post Effective Amendment No. 1 to its Registration Statement on Form S-1 (Registration No. 333-93837).

Termination of Internet Operations

     For the year ended December 31, 2000, Zap.Com had a net loss of $5.0 million. From its inception through December 31, 2000, Zap.Com had accumulated losses of $8.5 million, and had no significant source of revenues. On December 15, 2000, the Zap.Com Board of Directors concluded that the Company's operations were not likely to become profitable in the foreseeable future and, therefore, it was in the best interest of the Company and its stockholders to cease all Internet operations. Since that date, the Company has terminated all salaried employees and all signed agreements with web site owners who joined the ZapNetwork. In addition, the Company has terminated, and is in the process of terminating, all third party contractual relationships entered into in connection with its Internet business.

     In connection with the termination of its Internet business, in December 2000, Zap.Com recorded the necessary charges to write down applicable investments in long-lived assets (which consisted mainly of its capitalized software costs) to fair value, and to record estimated liabilities, including costs associated with the termination of various contracts. These charges totaled $1.5 million. Although the Company believes that the reserves it has established for contingent liabilities are adequate, there is no assurance that the ultimate liabilities will not exceed such reserves. Certain parties to the terminated contracts have challenged the Company's position as to the amount owed upon termination. There can be no assurance that Zap.Com will not encounter litigation if an agreement cannot be reached with these parties, or that it will be successful if any such litigation is commenced.


Plan of Operations

     Zap.Com is currently winding down its Internet operations. Other than these activities, the Company does not have any existing business operations.

     During 2001, the Company's principal activities are expected to be exploring methods to enhance stockholder value. The Company is likely to search for assets or businesses that it can acquire so that it can become an operating company. The Company may also consider developing a new business suitable for its situation.

     In pursuing acquisitions, the Company will have broad discretion in identifying and selecting both the industries and the possible acquisition candidates within those industries which it will acquire. The Company has not identified a specific industry on which it initially intends to focus and has no present plans, proposals, arrangements or understandings with respect to the acquisition of any specific business. There can be no assurance that the Company will be able to identify or successfully complete any acquisitions.

     The Company has no preference as a general matter as to whether to issue shares of common stock or cash in making acquisitions and it may use either shares of its common stock or cash, or a combination thereof. The form of the consideration that the Company uses for a particular acquisition will depend upon the form of consideration that the sellers of the business require and the most advantageous way for the Company to account for, or finance the acquisition. To the extent the Company uses common stock for all or a portion of the consideration to be paid for future acquisitions, existing stockholders may experience significant dilution.

     In order to effect an acquisition, Zap.Com may need additional financing. There is no assurance that any such financing will be available, or available on terms favorable or acceptable to the Company. In particular, potential third party equity investors may be unwilling to invest in Zap.Com due to Zapata's voting control over Zap.Com and the significant potential for dilution of a potential investor's ownership in the Company's common stock. Zapata's voting control may be unattractive because it makes it more difficult for a third party to acquire us even if a change of control could benefit the Company's stockholders by providing them with a premium over the then current market price for their shares. If the Company raises additional funds through the issuance of equity, equity-related or debt securities, these securities may have rights, preferences or privileges senior to those of the rights of Zap.Com's common stockholders, who would then experience dilution.

     In general, any new business development is difficult, and the Company's particular realities impose significant constraints that make such an undertaking even more difficult. These constraints include the following: the need to acquire or develop the business without paying substantial cash or taking on significant debt; the handicap of not having actively traded stock to use to procure this business; the requirement that, after launch, the business will not need a significant capital investment to fund its initial operations; and, the requirement that the new business immediately produce a positive cash flow.

Competition

     Numerous companies throughout the United States will compete vigorously with Zap.Com for target acquisition candidates. Venture capital companies as well as established corporations and entities, most of which have greater resources than we do will vie for such acquisition candidates.

Intellectual Property

     Zap.Com owns certain intellectual property rights related to the ZapBox and the ZapNetwork. Zap.Com also currently has a patent application pending before the United States Patent and Trademark Office for a business process patent which is directed to a unique Internet-based commerce method and system underlying the business model. Zap.Com has also filed applications seeking registration of its trademarks and service marks in the United States, including Zap.Com, Zap.Com Network, Zap.Com -- The Next Network, and UltraBanner. Zap.Com has not decided whether it will continue pursuing these patents in light of the termination of its Internet business.

Regulatory Matters

     The Company does not yet know what business it will enter as this is dependent on which target acquisition it determines to purchase; however all industries have generally become increasingly regulated in recent years. The Company is likely to be subject to the various States, Federal, and local laws, rules, regulations and acts once it commences an acquisition and commences active business operations.

Employees

     As of December 2000 when it terminated its Internet operations, Zap.Com had six employees. Since that date, all salaried employees have been terminated. As of the date of this report, Zap.Com has two employees, Avram Glazer, President and CEO, and Leonard DiSalvo, VP-Finance and Chief Financial Officer. Neither Mr. Glazer nor Mr. DiSalvo receive a salary from Zap.Com and currently devote a significant portion of their business time to Zapata, where they also hold the same offices. Both of these officers, however, will devote such time to Zap.Com's affairs as is required to perform their duties to Zap.Com.

Item 2.  Properties

     Zap.Com's headquarters are located in Rochester, New York, in space subleased to it by Zapata on a month-to-month basis. Zapata has advised Zap.Com that it will not charge rent or other fees for the use of this space until notice that rent will commence for future periods.

Item 3.  Legal Proceedings

     As of the date of this report, Zap.Com is not involved in any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of Zap.Com's stockholders during the fourth quarter of Fiscal 2000.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

     Zap.Com's common stock began trading on November 30, 1999 on the NASD's OTC electronic bulletin board under the symbol "ZPCM." The OTC electronic bulletin board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTC electronic bulletin board market quotations reflect inter-dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

     The following table presents quarterly high and low closing prices for our common stock reported by the OTC electronic bulletin board for the periods indicated:

                                                                                       HIGH PRICE     LOW PRICE
     1999
      Fourth Quarter (November 30, 1999 through December 31, 1999)..............        $ 10.75        $ 2.25

     2000                                                                               $ 10.88        $ 5.50
      First Quarter (January 1, 2000 through March 31, 2000)...................
      Second Quarter (April 1, 2000 through June 30, 2000)......................        $  6.88        $ 2.75
      Third Quarter (July 1, 2000 through September 30, 2000)...................        $  3.25        $ 1.25
      Fourth Quarter (October 1, 2000 through December 31, 2000)................        $  1.50        $ 0.36

     The level of trading in the Company's common stock has been sporadic and limited and the bid prices reported may not be indicative of the value of the common stock or the existence of an active market.

     On the day immediately preceding the date of this report, the last sale price reported on the OTC electronic bulletin board for our common stock was $0.375. As of such date there were 1,516 holders of record of our common stock. This number does not include the stockholders for whom shares are held in a "nominee" or "street" name.

     Zap.Com has never declared or paid cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of the Board of Directors and will depend upon a number of factors including future earnings, the success of its business activities, regulatory capital requirements, the general financial conditions and future prospects of any business that is acquired, general business conditions and such other factors as the Board of Directors may deem relevant.

Item 6.  Selected Financial Data

     The following tables set forth selected financial data derived from Zap.Com's audited balance sheets as of December 31, 2000 and December 31, 1999 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 2000 and 1999 and for the period from April 2, 1998 (date of inception) through December 31, 1998 and the accompanying notes included in Item 8 of this report. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this document.

                                                                                                       From April 2, 1998
                                                                 For the              For the          (date of inception)
                                                                Year Ended          Year Ended              through
                                                           December 31, 2000 (1)  December 31, 1999    December 31, 1998
                                                           ---------------------  -----------------     -----------------

Statements of Operations Data:
Revenues..................................................    $         325     $              --     $              --
Loss from operations......................................       (5,264,477)           (3,589,099)                 (793)
Interest income...........................................          303,573                54,159                    --
Net loss..................................................       (4,960,904)           (3,534,940)                 (793)

Per share data (basic and diluted)
   Net loss per share.....................................    $        (.10)    $            (.07)    $            (.00)
Average common shares and common share
   equivalents outstanding................................        50,000,282            49,525,342            49,450,000


                                                                 As of                      As of            As of
                                                              December 31,              December 31,     December 31,
                                                                  2000                      1999             1998
                                                                  ----                      ----             ----

Balance Sheet Data:
Cash and cash equivalents..................................   $   2,761,169         $    7,579,363         $     --
Total assets...............................................       3,270,467              8,488,748               --
Total liabilities..........................................         921,351                753,205             (783)
Total stockholders' equity (deficit).......................       2,349,116              7,735,543             (783)
-----------------------------------

(1) Zap.Com ceased all Internet operations in December 2000 and does not currently have any existing business. See Note 1 to the Company's Financial Statements included in Item 8 of this Report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

     The following discussion of the financial conditions and results of operations of Zap.Com should be read in conjunction with the financial statements and notes thereto included elsewhere herein. This discussion contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Significant Factors That Could Affect Future Performance and Forward-Looking Statements."

General

     From its inception on April 2, 1998 through November 12, 1999, Zap.Com operated as a wholly owned subsidiary of Zapata. On November 12, 1999, Zap.Com became a public company when Zapata distributed 477,742 shares of common stock to its stockholders. On November 30, 1999, Zap.Com's common stock began trading on the NASD's OTC electronic bulletin board under the symbol "ZPCM."

     For the Fiscal year ended December 31, 2000, Zap.Com incurred a net loss from operations of $5.0 million. As of December 31, 2000, the Company had accumulated losses of $8.5 million since its inception.

     On December 15, 2000, Zap.Com's Board of Directors determined that, due to projected continuing losses for the foreseeable future, it was in the best interest of the Company and its stockholders to cease all Internet operations. Since that date, the Company has terminated all salaried employees and all agreements with web site owners who joined its network. In addition, the Company has terminated, and is in the process of terminating, all third party contractual relationships entered into in connection with its Internet business.

     As a result, the Company has no existing business operations. During the upcoming fiscal year, Zap.Com intends to actively explore alternatives to enhance stockholder value, including possible acquisitions or business combinations or the development of new business situations.

Results of Operations

     For the year ended December 31, 2000, Zap.Com incurred a net loss of $5.0 million which included the benefit of a reduction of a previously recorded expense for warrants issued to American Internetwork Sports Company, LLC, of $428,000. See Note 9 to the Company's Financial Statements included in Item 8 of this Report. Since inception (which commenced on April 2, 1998), Zap.Com has incurred a cumulative net loss of $8.5 million, including $743,000 in non-cash charges associated with the warrants and all of the costs associated with the development and implementation of the ZapNetwork, the ZapBox, and the public registration of Zap.Com's common stock.

     Revenues--Zap.Com did not generate any significant revenue for Fiscal 2000, 1999 or 1998, nor does it presently have any business from which it may generate revenue in the future.

     Cost of revenues--Zap.Com recorded costs of revenues as those costs associated with generating revenues, such as hosting, bandwidth, communications, ad delivery, content license and capitalized software amortization. This totaled $1.2 million and $141,000 for Fiscal 2000 and 1999, respectively. Cost of revenues increased from the previous fiscal year due to the amortization of the ZapBox. There was no cost of revenues for Fiscal 1998.

     Product Development--Product development expenses increased $94,000, from $52,000 to $146,000 in Fiscal 1999 and 2000, respectively. These expenses consist primarily of costs associated with the maintenance of the ZapBox and Zap.Com websites. The increase in Fiscal 2000 is a result of having almost a full year of expense (until the decision to cease operations in December), whereas Fiscal 1999 included only a partial year's activity. As a result of the decision to terminate all Internet operations, the Company will not incur any future product development expenses associated with the ZapBox or Zap.Com websites.

     Sales and Marketing--Sales and Marketing expenses increased $66,000, from $525,000 for Fiscal 1999 to $591,000 for Fiscal 2000. The primary reason for this increase was a greater focus on recruiting ZapNetwork members and for customer service. The Company will not incur any future sales and marketing expenses related to recruiting ZapNetwork members.

     General and administrative--General and administrative expenses consist primarily of legal and accounting services, salaries and wages (including costs allocated by Zapata pursuant to a services agreement), printing and filing costs and various other start-up costs. General and administrative expenses for Fiscal 2000 increased to $2.3 million from $1.7 million in Fiscal 1999. This increase was primarily due to the Company's increased staffing requirements, its incurrence of state securities registration fees, and increased legal fees, printing costs and insurance costs. Effective as of May 1, 2000 and continuing for the ensuing twelve months, Zapata waived its right under a services agreement between Zapata and Zap.Com to be reimbursed for the cost of providing to Zap.Com management services and personnel.

     Consulting Expenses--Pursuant to the decision to cease Internet operations, warrants issued to American Internetwork Sports in payment for consulting expenses became fully vested on December 15, 2000. The Company revalued the amounts it had previously recorded as consulting expense to reflect the decline in the fair market value of Zap.Com's common stock as of that date, resulting in income of $428,000. As the warrants are now fully vested, the Company will record no future income or loss in conjunction with this transaction.

     Impairment of Long-Lived Assets--Based on the Board resolution to terminate the ZapNetwork, certain assets were deemed to be impaired and were written-off during the fourth quarter of Fiscal 2000. Accordingly, $854,000 of asset impairment was required to write off the remaining net book value of the capitalized software. In addition, a prepaid license agreement related to the ZapBox was written off for $19,000.

     Contract Termination Expenses--Based on the Board resolution to terminate the ZapNetwork, certain contracts entered into by the Company during the development stage were deemed to have no future value to the Company. Accordingly, $597,000 of costs were recognized in December of 2000 related to termination fees and remaining monthly charges under contracts being terminated by the Company.

     Interest Income--Interest income is generated on cash reserves that are invested in short-term U.S Government Agency securities. Interest earned for Fiscal 2000 and 1999 was $304,000 and $54,000, respectively. As the Company has ceased operations, cash reserves will decline causing a reduction in interest income in future periods.

Liquidity and Capital Resources

     As of December 31, 2000, Zap.Com has not generated any significant revenue since its inception. As a result, the Company's primary source of liquidity has been cash on hand resulting from equity investments. In November 1999, Zapata contributed to Zap.Com $8,000,000 in cash and forgave $1,000,000 in inter-company debt. Also in November 1999, two Zapata directors, Malcolm Glazer (who beneficially owns 44 percent of Zapata's outstanding common stock) and Avram Glazer, contributed $1,100,000 in cash as payment for 550,000 shares of Zap.Com common stock.

     In 2000,  Zap.Com  used $3.9 million of cash in  operations  as compared to
$2.2  million in 1999.  The increase in cash used in  operating  activities  was generated principally by net losses, offset by non-cash depreciation and warrants expenses, and a net favorable change in operating assets and liabilities. In addition, $836,000 was invested in the development of the ZapBox and other intangible assets compared to $283,000 in 1999. As a result, Zap.Com's cash and cash equivalents declined to $2.8 million as of December 31, 2000 compared to $7.6 million as of December 31, 1999.

     Zap.Com currently has effective a shelf registration statement on Form S-1, covering 30,000,000 of common stock which Zap.Com may issue from time to time as payment for all or some portion of the purchase price for one or more acquisitions of companies, businesses or assets. In order to effect an acquisition, however, Zap.Com may need additional financing. There is no assurance that any such financing will be available or available on the terms favorable or acceptable to the Company.

     Zap.Com believes that is has sufficient resources to satisfy its existing and contingent liabilities (including contract termination costs), and its anticipated operating expenses going forward. Until such time as a business combination is consummated, Zap.Com expects these expenses to consist mainly of legal and audit fees and expenses incurred in connection with its filing obligations as a publicly traded company. The Company has no commitments for capital expenditures and foresees none, except for possible future acquisitions.

     Nevertheless, while Zap.Com's reserves for its contingent liabilities are believed to be adequate, there is no assurance that the ultimate liabilities will not exceed such estimates due to, among other reasons, the fact that certain parties to these contracts have challenged the Company's position as to the amount owed. There can be no assurance that Zap.Com will not encounter litigation if an agreement cannot be reached with these parties, or that it will be successful if any such litigation is commenced.

Significant Factors That Could Affect Future Performance and Forward-Looking Statements

We have limited assets and no source of revenue.

     The Company has limited assets and has had no significant revenue since its inception, nor will the Company receive any operating revenues until it completes an acquisition, reorganization or merger. The Company can provide no assurance that any acquired business will produce any material revenues for the Company or its stockholders or that any such business will operate on a profitable basis.

We have not selected a specified industry in which to acquire or develop a business.

     To date, the Company has not identified any particular industry or business in which to concentrate its acquisition efforts. Accordingly, prospective investors currently have no basis to evaluate the comparative risks and merits of investing in the industry or business in which the Company may acquire. To the extent that the Company may acquire a business in a high-risk industry, the Company will become subject to those risks. Similarly, if the Company acquires a financially unstable business or a business that is in the early stages of development, the Company will become subject to the numerous risks to which such businesses are subject. Although management intends to consider the risks inherent in any industry and business in which it may become involved, there can be no assurance that it will correctly assess such risks.

Absence of substantive disclosure relating to prospective new businesses.

     Because the Company has not yet identified any assets, property or business that it may acquire or develop, potential investors in the Company will have virtually no substantive information about any such new business upon which to base a decision whether to invest in the company. The Company can provide no assurance that any investment in the Company will not ultimately prove to be unfavorable. In any event, stockholders will not have access to any information about any new business until such time as a transaction is completed and the Company files a report with the Securities and Exchange Commission disclosing the nature of such transaction and/or business.

If an acquisition is consummated, stockholders will not know its structure and will likely suffer dilution

     Management has had no preliminary contact or discussions regarding, and there are no present plans, proposals or arrangements to acquire any specific assets, property or business. Accordingly, it is unclear whether such an acquisition would take the form of an exchange of capital stock, a merger or an asset acquisition. However, because the Company has limited resources as of the date hereof, such acquisition is likely to involve the issuance of stock.

     We currently have 1,500,000,000 authorized shares of common stock and 150,000,000 authorized shares of preferred stock. As of the date of this report, we have 50,004,474 shares of common stock outstanding and no outstanding preferred stock. We will be able to issue significant amounts of additional shares of common stock without obtaining stockholder approval, provided we comply with the rules and regulations of any exchange or national market system on which our shares are then listed. As of the date of this report, we are not subject to the rules of any exchange that would require stockholder approval. We have filed a registration statement authorizing 30,000,000 shares on a shelf basis for offer and issuance from time to time in connection with future acquisitions. To the extent we use our common stock in this manner in the future, existing stockholders will experience dilution in percentage ownership.

     As of the date of this report, we have reserved 5,000,000 shares of common stock for issuance on the exercise of 2,000,000 warrants issued to American Internetwork Sports and 3,000,000 for options issued or to be issued pursuant to our 1999 Long-Term Incentive Stock Option Plan. The warrants have an exercise price of $2.00 per share and became fully vested in December of 2000. The outstanding options have a weighted average exercise price of $2.34. The issuance of shares upon the exercise of the above securities may have a dilutive effect in the future on our common stock, which may adversely affect the price of our common stock.

Management to devote insignificant time to activities of the company.

     Members of the Company's management are not required to devote their full time to the affairs of the Company. Because of their time commitments to Zapata, as well as the fact that the Company has no business operations, the members of management anticipate that they will not devote a significant amount of time to the activities of the Company, except in connection with identifying a suitable acquisition target or business to develop.

Zapata and Zap.Com's officer may have conflicts of interest.

     Although the Company has not identified any potential acquisition target or new business opportunities, the possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest. A transaction of this nature would present a conflict of interest to those parties with a managerial position and/or an ownership interest in both the Company and the acquired entity, and may compromise management's fiduciary duties to the Company's stockholders. See "Zapata's control and the presence of interlocking directors and officers create potential conflicts of interest and could prevent a change of control." An independent appraisal of the acquired company may or may not be obtained in the event a related party transaction is contemplated.

There is significant competition for acquisition candidates.

     Management  believes  that there are  thousands of companies  that are also seeking merger or acquisition transactions. These entities will present competition to the Company in its search for a suitable transaction candidate, and the Company makes no assurance that it will be successful in that search.

The Company's stock may be considered a "penny stock" in the future.

     The Company's common stock may be deemed to be "penny stock" as that term is defined in Reg. Section 240.3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than five dollars per share;
(ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

     Section 15(g) of the Securities Exchange Act of 1934, as amended,  and Reg.
Section 240.15g-2 of the Securities and Exchange Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

     Moreover, Reg. Section 240.15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.

Zapata's control and the presence of interlocking directors and officers create potential conflicts of interest and could prevent a change of control

     As of the date of this report Zapata owns approximately 98 percent of our outstanding common stock. As a result, Zapata's directors and officers will be able to control the outcome of substantially all matters submitted to the stockholders for approval, including the election of directors and any proposed merger, liquidation, transfer or encumbrance of a substantial portion of its assets, or amendment to our charter to change our authorized capitalization. This concentration of ownership may also have the effect of delaying or preventing a change in control of Zap.Com even if it would be beneficial to our stockholders.

     In addition, our executive officers also are directors, officers or employees of Zapata and, in most cases, either own, or hold an option to purchase, equity securities of Zapata. In addition, Malcolm Glazer, who is the father of our President and Chief Executive Officer, Avram Glazer, controls and beneficially owns approximately 44 percent of Zapata's outstanding common stock. As a result, these executive officers have inherent potential conflicts of interest when making decisions related to transactions between Zapata and us. Zapata's ability to control matters listed above together with the potential conflicts of interest of its executive officers who also serve as executive officers of Zap.Com and our initial Chairman of the Board could adversely affect the trading price and liquidity of our common stock. These factors could limit the price that investors might be willing to pay for our common stock in the future.

We have liabilities as a member of Zapata's consolidated tax group

     We have been, and expect to continue to be, for the foreseeable future, a member of Zapata's consolidated tax group under federal income tax law until the Zap.Com securities held by Zapata do not constitute either 80 percent of the voting power or the market value of Zap.Com's outstanding stock. Each member of a consolidated group for federal income tax purposes is jointly and severally liable for the federal income tax liability of each other member of the consolidated group. Similar rules may apply under state income tax laws. Although we have entered into a tax sharing and indemnity agreement with Zapata, if Zapata or members of its consolidated tax group (other than us) fail to pay tax liabilities arising prior to the time that we are no longer a member of Zapata's consolidated tax group, we could be required to make payments in respect of these tax liabilities and these payments could materially adversely affect our financial condition.

Because we do not intend to pay any cash dividends on our common stock, holders of our common stock will not be able to receive a return on their shares unless they sell their shares

     We have paid no dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, holders of our common stock will not be able to receive a return on their shares unless they sell them, which could be difficult unless a more active market develops in our stock. See Item 5. "Market for the Registrant's Common Equity and Related Stockholder Matters."

Our anti-takeover provisions in our corporate documents may have an adverse effect on the market price of our common stock

     If Zapata were ever to lose voting control over us, provisions within our charter and by-laws could make it more difficult for a third party to gain control of us. This would be true even if a change in control might be beneficial to our stockholders. This could adversely affect the market price of our common stock. These provisions include:

 o the elimination of the right to act by written consent by stockholders after Zapata no longer holds a controlling interest in us;

 o the elimination of the right to call special meetings of the stockholders by stockholders except that Zapata may do so as long as it holds a controlling interest in us;

 o       the creation of a staggered board of directors; and,

 o the ability of the board of directors to designate, determine the rights and preferences of, and to issue preferred stock, without stockholder consent, which could adversely affect the rights of our common stockholders.

A substantial amount of our common stock is eligible for sale into the market and this could depress our stock price

     Sales of a substantial number of shares of our common stock in the future could cause the market price of our common stock to decline. As of the date of this document, we have outstanding 50,004,474 shares of common stock, of which Zapata owns 48,972,258 shares, Malcolm Glazer owns 707,908 shares, Avram Glazer owns 50,020 shares and public stockholders own 274,288 shares. In addition, we have 3,000,000 shares of common stock reserved for issuance under our 1999 Long-Term Incentive Plan and 2,000,000 shares of our common stock reserved for issuance of shares that may be purchased under the warrants granted to American Internetwork Sports.

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

     The warrants issued to American Internetwork Sports became fully vested after the December 2000 decision to cease operations. See Note 9 to the Company's Financial Statements included in Item 8 of this report. All of the shares issued to American Internetwork Sports upon exercise of the warrants will be available for public resale under Rule 144 following the expiration of a one-year holding period commencing upon the issuance of shares after the exercise of the warrants and compliance with the other requirements of Rule 144. Further, Zap.Com is required to register the shares issued upon exercise of the warrants on a registration statement on Form S-8, upon the demand of American Internetwork Sports.

     In addition, we also intend to file a registration statement on Form S-8 under the Securities Act covering the shares reserved for issuance under the 1999 Long-Term Incentive Plan. This registration statement will also automatically become effective upon filing and permit unrestricted public resale of these shares. We have registered on a shelf basis under the registration statement 30,000,000 shares of our common stock for issuance from time to time in the future in connection with acquisitions, mergers, other business combinations. All of the shares issued in connection with these transactions will be freely tradable. The sale of a substantial amount of these shares into the market could cause the price of our stock to drop. In addition, sales could create the perception to the public of difficulties or problems with our business. As a result, these sales also might make it more difficult for us to sell equity or equity related securities in the future at a time and price that we deem appropriate.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Market risks relating to Zap.Com's operations result primarily from changes in interest rates. Zap.Com invests its cash and cash equivalents in federally backed securities with maturities generally not more than 90 days. Therefore, Zap.Com does not believe that it has significant market risks.

Item 8.  Financial Statements and Supplementary Data

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Zap.Com Corporation

In our opinion, the accompanying balance sheets and the related statements of operations, changes in stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Zap.Com Corporation at December 31, 2000 and 1999, and the results of its operations and its cash flows for the period from April 2, 1998 (date of inception) to December 31, 1998 and for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company ceased all Internet operations effective December 15, 2000.

PricewaterhouseCoopers LLP

Rochester, New York
March 23, 2001

                               ZAP.COM CORPORATION

                                 BALANCE SHEETS

                                                                                     December 31,        December 31,
                                                                                         2000                1999
                                                                                         ----                ----

ASSETS:
Current assets:
   Cash and cash equivalents...................................................     $   2,761,169    $        7,579,363
   Interest receivable.........................................................             4,259                45,914
   Prepaid assets and other receivables........................................           473,397               549,466
                                                                                    -------------    ------------------
      Total current assets.....................................................         3,238,825             8,174,743
Property and equipment, net....................................................            31,642                41,424
Capitalized software costs.....................................................                --               272,581
                                                                                    -------------    ------------------
      Total assets.............................................................     $   3,270,467    $        8,488,748
                                                                                    =============    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts payable............................................................     $     165,717    $          299,538
   Accrued liabilities.........................................................           757,546               410,179
   Amounts due (from) to related parties.......................................            (1,912)               43,488
                                                                                    -------------    ------------------
      Total current liabilities................................................           921,351               753,205
                                                                                    -------------    ------------------

Commitments & Contingencies

Stockholders' Equity:
   Preferred stock, $0.01 par value, 150,000,000 shares authorized, 0 shares
      issued and outstanding as of December 31, 2000 and 1999..................                --                    --
   Common stock, $.001 par value, 1,500,000,000 shares
      authorized; 50,004,474 and 50,000,000 shares issued and outstanding
      as of December 31, 2000 and 1999, respectively...........................            50,004                50,000
   Additional paid in capital..................................................        10,052,515            10,050,000
   Additional paid in capital - warrants.......................................           743,234            11,499,996
   Accumulated deficit.........................................................        (8,496,637)           (3,535,733)
   Deferred consulting expense.................................................                --           (10,328,720)
                                                                                    -------------    ------------------
      Total stockholders' equity...............................................         2,349,116             7,735,543
                                                                                    -------------    ------------------
      Total liabilities and stockholders' equity...............................     $   3,270,467    $        8,488,748
                                                                                    =============    ==================



The accompanying notes are an integral part of these financial statements.

                               ZAP.COM CORPORATION

                            STATEMENTS OF OPERATIONS

                                                                                                    From April 2, 1998
                                                                 For the             For the        (date of inception)
                                                                Year Ended         Year Ended             through
                                                               December 31,       December 31,         December 31,
                                                                   2000               1999                 1998
                                                                   ----               ----                 ----

Revenues..................................................    $          325    $              --    $               --
Cost of revenues..........................................         1,218,569              141,160                    --
                                                              --------------    -----------------    ------------------
   Gross loss.............................................        (1,218,244)            (141,160)                   --
Operating expenses:
   Product development....................................           146,293               52,388                    --
   Sales and marketing....................................           591,102              525,263                    --
   General and administrative.............................         2,266,363            1,699,012                   793
   Consulting (income) expense............................          (428,042)           1,171,276                    --
   Impairment of long-lived assets........................           873,157                   --                    --
   Contract termination expenses..........................           597,360                   --                    --
                                                              --------------    -----------------    ------------------
      Total operating expenses............................         4,046,233            3,447,939                   793
                                                              --------------    -----------------    ------------------
      Loss from operations................................        (5,264,477)          (3,589,099)                 (793)
Interest income...........................................           303,573               54,159                    --
                                                              --------------    -----------------    ------------------
Loss before income taxes..................................        (4,960,904)          (3,534,940)                 (793)
Income taxes (Note 5).....................................                --                   --                    --
                                                              --------------    -----------------    ------------------
Net loss..................................................    $   (4,960,904)   $      (3,534,940)   $             (793)
                                                              ===============   =================    ==================
Per share data (basic and diluted):
Net loss per share........................................    $         (.10)   $            (.07)   $             (.00)
                                                              ===============   ==================   ===================
   Weighted average number of common shares and
      common share equivalents outstanding................        50,000,282           49,525,342            49,450,000
                                                              ==============    =================    ==================



The accompanying notes are an integral part of these financial statements.

                               ZAP.COM CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                                                    From April 2, 1998
                                                                  For the            For the        (date of inception)
                                                                Year Ended         Year Ended             through
                                                               December 31,       December 31,         December 31,
                                                                   2000               1999                 1998
                                                                   ----               ----                 ----

Cash flows used in operating activities:
   Net loss.............................................     $    (4,960,904)     $    (3,534,940)   $             (793)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
      Depreciation and amortization.......................           263,689                8,105                    --
      Consulting expense..................................          (428,042)           1,171,276                    --
      Stock bonus expense.................................             2,519                   --                    --
      Impairment of long-lived assets.....................           873,157                   --                    --
      Changes in assets and liabilities:
        Interest receivable...............................            41,655              (45,914)                   --
        Prepaid expenses..................................            57,113             (549,466)                   --
        Accounts payable..................................          (133,821)             299,538                    --
        Accrued liabilities...............................           347,367              410,179                    --
                                                              --------------    -----------------    ------------------
           Total adjustments..............................         1,023,637            1,293,718                    --
                                                              --------------    -----------------    ------------------
      Net cash used in operating activities...............        (3,937,267)          (2,241,222)                 (793)
                                                              --------------    -----------------    ------------------
Cash flows used in investing activities:
   Capital additions for software development costs.......          (835,527)            (282,522)                   --
                                                              ---------------   -----------------    ------------------
      Net cash flows used in investing activities.........          (835,527)            (282,522)                   --
                                                              ---------------   -----------------    ------------------
Cash flows (used in) provided by financing activities:
   Proceeds from issuance of common stock and
      re-capitalization of common stock...................                --           10,099,990                    10
   Amounts due (from) to stockholder and affiliates.......           (45,400)               3,117                   783
                                                              ---------------   -----------------    ------------------
      Net cash flows (used in) provided by
        financing activities..............................           (45,400)          10,103,107                   793
                                                              ---------------   -----------------    ------------------
Net change in cash and cash equivalents...................        (4,818,194)           7,579,363                    --
Cash and cash equivalents at beginning of period..........         7,579,363                   --                    --
                                                              --------------    -----------------    ------------------
Cash and cash equivalents at end of period................    $    2,761,169    $       7,579,363    $               --
                                                              ==============    =================    ==================

Supplemental schedule of non-cash financing activities
   (Decrease) increase from issuance of warrants for
      consulting services - fair value....................    $  (10,756,762)   $      11,499,996    $               --
                                                              ===============   =================    ==================


The accompanying notes are an integral part of these financial statements.

                               ZAP.COM CORPORATION

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                Additional
                                                                                Additional       Paid  In
                                                         Common Stock            Paid In         Capital         Accumulated
                                                      Shares          Amount     Capital         Warrants          Deficit
                                                      ------          ------    ---------        --------        -----------

     Balance, April 2, 1998 (date of inception)             --     $    --      $       --      $        --      $        --
     Issuance of 49,450,000 shares of common
        stock on April 2, 1998 at no par value      49,450,000          10              --               --               --
     Net loss .................................             --          --              --               --             (793)
                                                    ----------     -------     -----------     ------------      -----------
     Balance, December 31, 1998 ...............     49,450,000          10              --               --             (793)
     Re-capitalization of common stock,
        November 12, 1999 (Note 3) ............             --      49,440              --               --               --
     Common stock issued ......................        550,000         550       1,099,450               --               --
     Additional capital contribution--
        Zapata Corporation ....................             --          --       8,950,550               --               --
     Warrants issued ..........................             --          --              --       11,499,996               --
     Consulting expense .......................             --          --              --               --               --
     Net loss .................................             --          --              --               --       (3,534,940)
                                                    ----------     -------     -----------     ------------      -----------
     Balance, December 31, 1999 ...............     50,000,000      50,000      10,050,000       11,499,996       (3,535,733)
     Common stock issued ......................          4,474           4              --               --               --
     Consulting expense .......................             --          --              --      (10,756,762)              --
     Stock bonus expense ......................             --          --           2,515               --               --
     Net Loss .................................             --          --              --               --       (4,960,904)
                                                    ----------     -------     -----------     ------------      -----------
     Balance December 31, 2000 ................     50,004,474     $50,004     $10,052,515     $    743,234      $(8,496,637)
                                                    ==========     =======     ===========     ============      ===========


                                                                         Total
                                                       Deferred        Stockholders'
                                                      Consulting         Equity
                                                        Expense         (Deficit)
                                                        -------         ---------

     Balance, April 2, 1998 (date of inception)      $        --      $        --
     Issuance of 49,450,000 shares of common
        stock on April 2, 1998 at no par value                --               10
     Net loss .................................               --             (793)
                                                    ------------      -----------
     Balance, December 31, 1998 ...............               --             (783)
     Re-capitalization of common stock,
        November 12, 1999 (Note 3) ............               --           49,440
     Common stock issued ......................               --        1,100,000
     Additional capital contribution--
        Zapata Corporation ....................               --        8,950,550
     Warrants issued ..........................      (11,499,996)              --
     Consulting expense .......................        1,171,276        1,171,276
     Net loss .................................               --       (3,534,940)
                                                    ------------      -----------
     Balance, December 31, 1999 ...............      (10,328,720)       7,735,543
     Common stock issued ......................               --                4
     Consulting expense .......................       10,328,720         (428,042)
     Stock bonus expense ......................               --            2,515
     Net Loss .................................               --       (4,960,904)
                                                    ------------      -----------
     Balance December 31, 2000 ................     $         --      $ 2,349,116
                                                    ============      ===========


The accompanying notes are an integral part of these financial statements.

                               ZAP.COM CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 1.  Business and Organization

     Zapata formed Zap.Com for the purpose of creating and operating a global network of independently owned web sites. In April 1999, Zap.Com announced its plan to establish the ZapNetwork by connecting web sites through a proprietary multi-functional, portal-like Internet banner known as the ZapBox. Zap.Com intended to distribute advertising and e-commerce opportunities over this network.

     In November 1999, Zapata and two of its directors invested $10 million of equity in Zap.Com. On November 12, 1999, Zapata distributed to its stockholders 477,742 shares of Zap.Com common stock, leaving Zapata as the holder of approximately 98 percent of Zap.Com's outstanding common stock. On November 30, 1999, Zap.Com's stock began to trade on NASD's OTC Electronic Bulletin Board under the symbol "ZPCM," establishing Zap.Com as a separate public company.

     During 1999 and 2000, the Company engaged primarily in the research and investigation of the Internet industry, the development of Zap.Com's business model, the establishment of strategic relationships to provide Internet connectivity and technology systems to support the ZapNetwork, the development of the ZapBox and the Zap.Com homepage, the filing of patent and trademark applications and the solicitation of web sites to join the ZapNetwork. Zap.Com also registered shares with the Securities and Exchange Commission, and registered or qualified for offering the shares for offering and sale in 18 states so that it could offer these shares to web site owners as an incentive to join the ZapNetwork. Zap.Com also registered 30,000,000 shares under a shelf registration statement for the purpose of offering shares in business acquisitions.

         During 2000, Zap.Com entered into agreements with 10 web sites to join its network. The Company, however, did not recognize any material revenue during 2000 or establish a source of revenue. On December 15, 2000, the Zap.Com Board of Directors concluded that Zap.Com's operations were not likely to become profitable in the foreseeable future and therefore, it was in the best interest of the Company and its stockholders to cease all Internet operations. Since that date, Zap.Com has terminated all salaried employees and all signed agreements with web site owners who joined the ZapNetwork. In addition, Zap.Com has terminated, and is in the process of terminating, all third party contractual relationships entered into in connection with its Internet business.

     Zap.Com is currently winding down its Internet operations. Other than these activities, the Company does not have any existing business operations. During 2001, Zap.Com's principal activities are expected to be exploring methods to enhance stockholder value. Zap.Com is likely to search for assets or businesses that it can acquire so that it can become an operating company. Zap.Com may also consider developing a new business suitable for its situation.

     In pursuing acquisitions, the Company will have broad discretion in identifying and selecting both the industries and the possible acquisition candidates within those industries which it will acquire. As of the date of this filing, the Company has not identified a specific industry on which it initially intends to focus and has no present plans, proposals, arrangements or understandings with respect to the acquisition of any specific business. There can be no assurance that Zap.Com will be able to identify or successfully complete any acquisitions.

     Management believes that it has sufficient resources to satisfy its existing and contingent liabilities (including contract termination costs), and its anticipated operating expenses for at least the next twelve months.

Note 2.  Significant Accounting Policies

  Basis of Presentation

     The accompanying financial statements are presented as if the Company had existed as a corporation separate from Zapata Corporation for the periods presented and include the historical assets, liabilities, revenues and expenses that are directly related to the business that comprised the Company's operations.

     General and administrative expenses reflected in the financial statements include allocations of certain corporate expenses from Zapata for which management took into consideration including personnel, space, estimates of time spent to provide services, and other appropriate bases. Management believes the foregoing allocations of these costs were made on a reasonable basis; however, they do not necessarily equal the costs that would have been or will be incurred by the Company prospectively.

     The financial information included herein may not necessarily reflect the financial position and results of operations of the Company in the future or what the financial position and results of operations of the Company would have been had it been a separate, stand-alone company during the periods covered.

  Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates market.

  Internal Use Software

     The Company capitalizes software for internal use in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires certain direct development costs associated with internal use software to be capitalized including external direct costs of material and services and payroll costs for employees devoting time to the software projects. These costs are amortized over the useful life of the software beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage as well as for maintenance and training are expensed as incurred. Internal use software is depreciated over three years.

  Impairment of Long-Lived Assets

     The Company regularly assesses all of its long-lived assets for impairment when events or circumstances indicate their carrying amounts may not be recoverable. This is accomplished by comparing the expected undiscounted future cash flows of the assets with the respective carrying amount as of the date of assessment. Should aggregate future cash flows be less than the carrying value, a write-down would be required, measured as the difference between the carrying value and the fair value of the asset. Fair value is estimated either through independent valuation or as the present value of expected discounted future cash flows. If the expected undiscounted future cash flows exceed the respective carrying amount as of the date of the assessment, no impairment is recognized.

  Deferred Consulting Expense

     Deferred consulting expense represents the current cumulative unearned value of warrants issued to non-employees for consulting services. The Company accounts for these warrants in accordance with Emerging Issues Task Force ("EITF") 96-18, "Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods or Services," which requires such transactions to be expensed based on the then current fair value of the warrants at the end of each reporting period with adjustment of prior period expense to actual expense at each vesting date.

  Earnings Per Share

     Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," requires presentation of basic and diluted loss per share for all periods presented. Basic loss per share is computed by dividing the net loss by the sum of the weighted average number of shares of common stock outstanding. Diluted earnings per share is based on the potential dilution that would occur on exercise or conversion of securities into common stock. Outstanding options that could potentially dilute basic loss per share were not included in the computation of diluted net loss per share because to do so would have an anti-dilutive effect for the periods presented.

  Start-up Costs

     In accordance with AICPA SOP 98-5, "Reporting on the Costs of Start-up Activities," the Company expenses all start-up costs, including organization costs, as they are incurred.

  Cost of Revenues

     Cost of revenues consists primarily of hosting, bandwidth, communications, ad delivery, and content license fees costs associated with the Company's banner and other Internet properties.

  Product Development

     Product development expenses consist primarily of costs for research, design and development of the Company's proprietary Internet properties.

  Income Taxes

     The Company utilizes the liability method to account for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax-reporting basis of assets and liabilities, and operating loss and tax credit carry forwards for tax purposes. The Company is included in Zapata's consolidated U.S. federal income tax return and its income tax effects are allocated to the Company in proportion to its contribution of taxable income to consolidated taxable income.

     A valuation allowance is provided to reduce deferred tax assets to a level which, more likely than not, will be realized. Primary factors considered by management to determine the size of the allowance include the estimated taxable income level for future years and the limitations on the use of such carry forwards and expiration dates.

  Segments

     Effective January 1, 1999, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has determined that it does not have any separately reportable business segments as of December 31, 2000 and December 31, 1999.

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

  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The statement, as amended, requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the impact of the adoption of SFAS No. 133 is not currently expected to have a material impact on the financial position, results of operations or cash flows of the Company. The Company will be required to implement SFAS No. 133, as amended, in the first quarter of Fiscal 2001.

  Reclassifications

     In order to conform to the 2000 presentation, certain amounts in the 1999 and 1998 financial statements have been reclassified.

Note 3.  Stockholders' Equity

     The Company was incorporated in April 2, 1998 as a wholly-owned subsidiary of Zapata, through the issuance of 1,000 shares of no par value common stock. As of December 31, 1999 and December 31, 1998, the Company has accumulated a deficit during its development stage of $3,535,733 and $793, respectively. As of December 2000, the Company ceased operations and will therefore continue to incur losses in the future.

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

     In November 1999, the Company amended and restated its Articles of Incorporation to revise its capital structure. Subsequent to the amendment, Zap.Com's authorized capital stock consisted of: (1) 1,500,000,000 shares of common stock, par value $.001 per share and (2) 150,000,000 shares of preferred stock, par value $.01 per share. Also, the Company Board of Directors approved a 49,450 for one stock split immediately prior to the distribution. All share and per share information has been retroactively restated to reflect this split.

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

     On March 3, 2000 the SEC declared the effectiveness of Zap.Com's shelf registration statement on Form S-1, covering 20,000,000 shares of common stock, $.001 par value per share. This registration statement also covered up to an additional 30,000,000 shares of Zap.Com's common stock, $.001 par value per share to be issued as payment for all or some portion of the purchase price for one or more acquisitions of companies, businesses or assets complementary to Zap.Com's existing business.

     During April 2000, Zap.Com decided to modify the relationship that it had previously proposed to potential ZapNetwork members. Zap.Com changed the compensation to ZapNetwork members to revenue sharing payments based on banner advertising and participation in the ZapNetwork unique user stock bonus plan. On May 10, 2000 the SEC declared the effectiveness of the post-effective amendment to the registration statement on Form S-1, that sets forth this new distribution plan. Under the unique user stock bonus plan, a web site that joined the ZapNetwork was eligible to be compensated based upon the average monthly unique users that visit its site. The unique user stock bonus was payable in Zap.Com common stock for each year that the web site remained in the ZapNetwork. Each unique user stock bonus award was to be issued incrementally over a three-year period. The number of shares to be issued on each annual issuance date was to be calculated based upon the then current market value of Zap.Com common stock.

     Due to the variable nature of the number of shares to be issued under the unique user stock bonus plan, Zap.Com accounted for the commitment to issue shares and the associated expense at their fair value as prescribed by the principles of the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 96-18, "Accounting For Equity Instruments That Are Issued to Other Than Employees For Acquiring, Or In Conjunction With Selling Goods or Services." Accordingly, prior to the cancellation of the plan, during the vesting period of each plan, the fair value of these shares were recorded under stockholders' equity as "Deferred consulting expense." Unique user stock bonus expenses were accrued when earned in accordance with EITF No. 96-18. These expenses were included as portion of selling expenses.

     In addition, on July 25, 2000, the Company entered into a modified ZapNetwork Membership Agreement with Penn Media that fixed the number of bonus shares to be issued under the unique user stock bonus plan. The number of shares to be issued was to equal to 100,000 shares, vesting over 36 months. However, pursuant to an agreement dated November 28, 2000, the parties agreed to terminate the aforementioned agreement effective November 10, 2000. The termination resulted in the issuance of 4,474 shares of common stock to Penn Media.

     During December 2000, the Board of Directors resolved to cease the operations of the Company, effectively terminating the stock bonus plan. Upon termination, there were no ZapNetwork members who had met the eligibility requirements to receive the stock bonus. As such, the Company deregistered the remaining 19,995,526 shares under the plan on January 5, 2001.

Note 4.  Accrued Liabilities:

         Accrued liabilities consist of the following:

                                                                                              December 31,
                                                                                       2000                 1999
                                                                                       ----                 ----

         Accrued audit and legal costs....................................        $         79,700    $          145,000
         Accrued printing costs...........................................                  53,433               203,553
         Contract termination accrual (See Note 7)........................                 597,360                    --
         Other accrued expenses...........................................                  27,053                61,626
                                                                                  ----------------    ------------------
                                                                                  $        757,546    $          410,179
                                                                                  ================    ==================

Note 5.  Income Taxes

     As a result of net operating losses, the Company has not recorded a provision for income taxes. The components of the deferred tax assets and related valuation allowance at December 31, 2000 and 1999 are as follows:

                                                                                              December 31,
                                                                                       2000                 1999
                                                                                       ----                 ----
         Deferred tax assets:
           Net operating loss carryforwards...............................        $      2,789,827    $        1,237,507
                                                                                  ----------------    ------------------
           Total deferred tax assets......................................               2,789,827             1,237,507
           Less: valuation allowance......................................              (2,789,827)           (1,237,507)
                                                                                  ----------------    ------------------
           Net deferred taxes.............................................        $             --    $               --
                                                                                  ================    ==================

     The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required. As of December 31, 2000 and 1999, Zap.Com had $7,153,402 and $3,173,094 of net operating loss carryforwards that expire in 2020 and 2019, respectively.

Note 6.  Impairment of Long-Lived Assets

     Based on the Board resolution to cease Internet operations, certain assets were deemed to be impaired and were written-off during the fourth quarter of 2000. Accordingly, $854,000 of asset impairment was required to write off the remaining net book value of the capitalized software. In addition, a prepaid license agreement related to the ZapBox was written off for $19,000.

Note 7.  Contract Termination Accrual

     Based on the Board resolution to cease Internet operations, certain contracts entered into by the Company during the development stage were deemed to have no future value to the Company. Accordingly, $597,000 of costs were recognized in December of 2000 related to termination fees and remaining monthly charges under these contracts.

Note 8.  Stock Options and Stock Issuance Plans

     The Company's 1999 Long-Term Incentive Plan (the "1999 Plan") allows the Company to provide awards to existing and future officers, employees, consultants and directors of the Company from time to time. The 1999 Plan is intended to promote the long-term financial interests and growth of the Company by providing employees, officers, directors, and consultants of the Company with appropriate incentives and rewards to enter into and continue in the employ of, or relationship with, the Company and to acquire a proprietary interest in the long-term success of the Company.

     Under the 1999 Plan, 3,000,000 shares of common stock are available for awards. The 1999 Plan provides for the grant of any or all of the following types of awards: stock options, stock appreciation rights, stock awards, cash awards, or other rights or interests. Allocations of awards are made by the Board of Directors at its sole discretion within the provisions of the 1999 Plan.

     Stock appreciation rights are rights to receive, without payment to Zap.Com, cash or shares of common stock with a value determined by reference to the difference between the exercise or strike price of the stock appreciation rights and the fair market value or other specified valuation of the shares at the time of exercise. Stock appreciation rights may be granted in tandem with stock options or separately. As of December 31, 2000 and 1999, there were no stock appreciation rights outstanding.

     Stock awards may consist of shares of common stock and may provide for voting rights and dividend equivalent rights. The Company may specify conditions for awards, including vesting service and performance conditions. Vesting conditions may include, without limitation, provision for acceleration in the case of a change-in-control of Zap.Com, vesting conditions and performance conditions, including, without limitation, performance conditions based on achievement of specific business objectives, increases in specified indices and attaining specified growth measures or rates. As of December 31, 2000 and 1999, there were no stock awards outstanding.

     The Company issues stock options to executives and key employees that vest ratably during the first three years after issuance and have five-year terms. Vesting is contingent upon continued employment with the Company. A summary of the status of the Company's 1999 Long-Term Incentive Plan is presented below.

                                                                                          Weighted Average
                                                                           Number of       Exercise Price
                                                                            Shares          (per share)
                                                                           ---------      ----------------

Options Outstanding at April 2, 1998 (date of Inception)..............           --          $    --
     Granted..........................................................           --               --
                                                                           --------
Options Outstanding at December 31, 1998..............................           --               --
     Granted..........................................................      578,000             2.00
     Forfeited........................................................           --               --
                                                                           --------
Options Outstanding at December 31, 1999..............................      578,000             2.00
     Granted..........................................................       33,500             7.79
     Forfeited........................................................      (91,500)            2.21
                                                                           --------
Options Outstanding at December 31, 2000..............................      520,000             2.34
                                                                           ========

         Additional information with respect to the outstanding options as of December 31, 2000 is as follows:

                                              Options Outstanding                                Options Exercisable
                           --------------------------------------------------------         ----------------------------
                                               Weighted Average
                                                   Remaining       Weighted Average                       Weighted Average
           Range of            Number of       Contractual Life     Exercise Price            Number       Exercise Price
        Exercise Prices    Shares Outstanding     (in years)          (per share)           Exercisable      (per share)
        ---------------    ------------------     ----------          -------------         -----------      -----------

          $     2.00              495,000              4.00        $      2.00                165,000        $      2.00
                9.00               25,000              4.00               9.00                     --                 --

     The Company has elected to follow the measurement provisions of APB Opinion No. 25, under which no recognition of compensation expense is required for stock options granted to employees for which the exercise price equals or exceeds the fair market value of the stock at the grant date. Options granted in 1999 were granted prior to the Company's public offering. Accordingly, the Company determined there was no compensation expense attributable to these options based on an independent valuation of the Company. All of the options granted in 2000 have an exercise price equal to the fair market value of the stock at the grant date, and therefore have no associated compensation expense.

     The Company has elected to follow the disclosure only provisions of SFAS No. 123, "Accounting for Stock-based Compensation." The Company uses the Black-Scholes option pricing model with the following weighted-average assumptions for grants in Fiscal 2000 and 1999, respectively (excluding options both granted and forfeited in the same period): risk-free interest rate of 6.58 percent and 5.92 percent, volatility of 351 percent and 0 percent, expected dividends of 0 percent for both periods, and an expected life of three years for both periods. The weighted average fair value of options granted was $8.98 and $0.35 per share for 2000 and 1999, respectively.

     Had compensation expense for the 1999 Plan been determined based on fair value at the grant date consistent with SFAS No. 123, the Company's net loss and net loss per share (basic and diluted) would have been as follows:

                                                                                         Year Ended December 31,
                                                                                       2000                  1999
                                                                                       ----                  ----

         Net Loss, As Reported.....................................           $       (4,960,904)       $    (3,534,940)
         Net Loss, Pro Forma.......................................           $       (5,087,387)       $    (3,550,643)
         Net Loss Per Share (basic and diluted), Pro Forma.........           $             (.10)       $          (.07)

Note 9.  Related Party Transactions

     Since its inception, the Company has utilized the services of the management and staff of its majority shareholder, Zapata Corporation, under a shared services agreement that allocated these costs on a percentage of time basis. On May 1, 2000, Zapata Corporation waived its rights under the services agreement to be reimbursed for these expenses for a period of one year. Total allocations of these costs were $66,000 and $369,000 for the years ended December 31, 2000 and 1999, respectively.

     Zap.Com subleases its office space in Rochester, New York from Zapata Corporation. Under the sublease agreement, annual rental payments are allocated on a cost basis. Under the aforementioned May 1, 2000 agreement, Zapata
Corporation waived its rights to be reimbursed for rent for a period of one year. Total rental payments to Zapata were $9,000 and $32,000 for the years ended December 31, 2000 and 1999, respectively.

     The Company also received server and network equipment from a related entity to operate its Internet business. The Company recorded the assets at the cost to the transferor of approximately $40,000. No gain or loss was recognized on the transaction.

     As of and prior to November 12, 1999, Zap.Com had satisfied all of its startup and offering costs with borrowings from Zapata. On November 12, 1999, Zapata contributed $9,000,000 in cash and forgave $1,000,000 in intercompany debt from the Company pursuant to the completion of the distribution.

     On October 20, 1999, the Company granted to American Internetwork Sports Company, LLC stock warrants in consideration for sports related consulting services. American Internetwork Sports is owned by the siblings of Avram Glazer, the Company's president and Chief Executive Officer. The Company accounts for this transaction in accordance with EITF 96-18, which requires the recognition of expense based on the then current fair value of the warrants at the end of each reporting period with adjustment of prior period expense to actual expense at each vesting date. Pursuant to the December 2000 decision to cease the operations of the Company, these warrants became fully vested. As a result, the Company recorded the entire cost of $743,000 for all 2,000,000 warrants at the then market value of the stock.

Note 10.  Quarterly Financial Information (Unaudited)

                                                                        Quarter Ended
                                                                        -------------
                                       March 31, 2000       June 30, 2000      September 30, 2000    December 31, 2000
                                       --------------       -------------      ------------------    -----------------

Revenues..........................    $              --   $             --    $               --    $               325
Total operating expenses (income).    $       2,989,509   $        (28,116)   $         (125,470)   $         1,210,310
Loss from operations..............    $       3,182,712   $        247,241    $          355,473    $         1,479,051
Interest income...................    $          93,863   $         84,278    $           73,436    $            51,996
Net loss..........................    $       3,088,849   $        162,963    $          282,037    $         1,427,055
Net loss per share (basic
  and diluted)....................    $            (.06)  $           0.00    $             (.01)   $              (.03)
Weighted average shares outstanding          50,000,000         50,000,000            50,000,000             50,001,119


                                                                        Quarter Ended
                                                                        -------------
                                       March 31, 1999       June 30, 1999      September 30, 1999    December 31, 1999
                                       --------------       -------------      ------------------    -----------------

Revenues..........................    $              --   $             --    $               --    $                --
Total operating expenses..........    $         304,185   $        361,550    $          745,813    $         2,036,391
Loss from operations..............    $         304,185   $        361,550    $          745,813    $         2,177,551
Interest income...................    $              --   $             --    $               --    $            54,159
Net loss..........................    $         304,185   $        361,550    $          745,813    $         2,123,392
Net loss per share (basic
  and diluted)....................    $            (.01)  $           (.01)                 (.02)   $              (.04)
Weighted average shares outstanding          49,450,000         49,450,000            49,450,000             50,000,000

Note 11.  Subsequent Event

As discussed in Note 3, on January 5, 2001, the Company deregistered the remaining 19,995,526 shares under a stock bonus shelf registration effective March 3, 2000. The shares had been registered to compensate potential ZapNetwork members under a stock bonus plan.

                                   SCHEDULE II

                               Zap.Com Corporation
                        Valuation and Qualifying Accounts
      For the Years Ended December 31, 2000 and 1999 and from April 2, 1998
                  (Date of Inception) through December 31, 1998



                                                                                                    From April 2, 1998
                                                                  For the            For the        (date of inception)
                                                                Year Ended         Year Ended             through
                                                               December 31,       December 31,         December 31,
                                                                   2000               1999                 1998
                                                                   ----               ----                 ----
Valuation allowance for deferred tax asset, at
   beginning of year.....................................     $    1,237,507    $             278    $               --
   Increase of valuation allowance for certain deferred
      tax assets..........................................         1,552,320            1,237,229                   278
                                                              --------------    -----------------    ------------------
Balance, at end of year...................................    $    2,789,827    $       1,237,507    $              278
                                                              ==============    =================    ==================




Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     Pursuant to General Instruction G on Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in the Company's Information Statement relating to its 2001 Annual Meeting of Stockholders (the "2001 Information Statement") to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in response to Items 401 and 405 of Regulation S-K under the Securities Act of 1933, as amended, and the Exchange Act ("Regulation S-K").

Item 11.  Executive Compensation

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2001 Information Statement in response to Item 402 of Regulation S-K, excluding the material concerning the report on executive compensation and the performance graph specified by paragraphs (k) and (l) of such Item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2001 Information Statement in response to Item 403 of Regulation S-K.

Item 13.  Certain Relationships and Related Transactions

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 13 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2001 Information Statement in response to Item 404 of Regulation S-K.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)      List of Documents Filed

  (1)    Financial Statements

         Financial statements, Zap.Com Corporation.

         Report of Independent Accountants.

         Balance sheets as of December 31, 2000 and 1999.

         Statements of operations for the years ended December 31, 2000 and 1999 and for the period from April 2, 1998 (date of inception) through December 31, 1998.

         Statements of cash flows for the years ended December 31, 1998 and 1999 and for the period from April 2, 1998 (date of inception) through December 31, 1998.

         Statements  of changes  in  stockholders'  equity  for the years  ended
             December 31, 2000 and 1999 and for the period from April 2, 1998 (date of inception) through December 31, 1998.

         Notes to financial statements.

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

4.1            Specimen Stock Certificate (Exhibit No. 4.1)*

4.2 Warrant dated October 20, 1999 issued to American Internetwork Sports Company, LLC (Exhibit No. 4.2)*

4.3            Zap.Com 1999 Long-Term Incentive Plan (Exhibit No. 4.3)*

10.1 Investment and Distribution Agreement between Zap.Com and Zapata (Exhibit No. 10.1)*

10.2           Services Agreement between Zap.Com and Zapata (Exhibit No. 10.2)*

10.3 Tax Sharing and Indemnity Agreement between Zap.Com and Zapata (Exhibit No. 10.3)*

Exhibit No.                 Description of Exhibits
-----------                 -----------------------
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

10.7 Letter Agreement dated October 18, 1999 between EMC, Inc. and Zap.Com (Exhibit No. 10.7)*

10.8 Termination Agreement dated January 10, 2000, between Zap.Com and DoubleClick, Inc. (successors-in-interest to NetGravity, Inc.) (Exhibit 10.8)**

10.9 Internet Services Agreement dated December 28, 1999 between Zap.Com and EMC Inc. (Exhibit 10.9)**

10.10 Assignment and Assumption Agreement dated July 10, 1990 between Zap.Com and DoubleClick, Inc. (Exhibit 10.10)**

10.11 Development, License and Services Agreement dated March 2, 2000 between Zap.Com and Auragen Communications, Inc.(Exhibit 10.11)**

21.1           Subsidiaries of the Registrant (filed herewith)

23.1           Consent of Independent Accountants

23.2           Report of Independent Accountants on Financial Statement Schedule

27.1           Financial Data Schedule

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

(c)      Financial Statement Schedules

         Filed herewith as a financial statement schedule is the schedule supporting Zap.Com's financial statements listed under paragraph (a) of this Item, and the Independent Accountants' Report with respect thereto.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ZAP.COM CORPORATION (Registrant)

                                    By: /s/ AVRAM GLAZER
                                    Name:  Avram Glazer
                                    Title: President and CEO


Dated: March 30, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signatures                       Title                            Date
     ----------                       -----                            ----
 /s/ AVRAM GLAZER        President and Chief Executive Officer    March 30, 2001
     Avram Glazer        (Principal Executive Officer) and
                         Director

 /s/ LEONARD DISALVO     Vice President and Chief Financial       March 30, 2001
     Leonard DiSalvo     Officer (Principal Financial and
                         Accounting Officer)