Form 10-Q
period 2001-03-31
ZAP COM CORP
filed 2001-05-15
CIK 1083243

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001


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


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (716) 242-2000



         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO__.

NUMBER OF SHARES OUTSTANDING (LESS TREASURY SHARES) OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $0.001 PER SHARE, ON MAY 1, 2001: 50,004,474

                               ZAP.COM CORPORATION

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         Condensed Balance Sheets as of March 31, 2001 (Unaudited) and
          December 31, 2000 (Audited)................................................................            3

         Unaudited Condensed Statements of Operations for the Three Months Ended
          March 31, 2001 and 2000....................................................................            4

         Unaudited Condensed Statements of Cash Flows for the Three Months Ended
          March 31, 2001 and 2000....................................................................            5

         Notes to Unaudited Condensed Financial Statements...........................................            6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS.................................................................            9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................           12


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS...........................................................................           13
ITEM 2.  CHANGES IN SECURITIES.......................................................................           13
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.............................................................           13
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................           13
ITEM 5.  OTHER INFORMATION...........................................................................           13
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................................................           13

SIGNATURES...........................................................................................           14

EXHIBITS   ..........................................................................................           14

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS AND NOTES

                               ZAP.COM CORPORATION

                            CONDENSED BALANCE SHEETS

                                                                                       MARCH 31,        DECEMBER 31,
                                                                                         2001               2000
                                                                                    -------------    ------------------
                                                                                      (Unaudited)         (Audited)
ASSETS:
Current assets:
   Cash and cash equivalents...................................................     $   2,533,081    $        2,761,169
   Interest receivable.........................................................             1,860                 4,259
   Prepaid assets and other receivables........................................           331,350               473,397
                                                                                    -------------    ------------------
      Total current assets.....................................................         2,866,291             3,238,825
Property and equipment, net....................................................            28,925                31,642
                                                                                    -------------    ------------------
      Total assets.............................................................     $   2,895,216    $        3,270,467
                                                                                    =============    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts payable............................................................     $         502    $          165,717
   Accrued liabilities.........................................................           123,440               757,546
   Amounts due to (from) related parties.......................................           285,430                (1,912)
                                                                                    -------------    ------------------
      Total current liabilities................................................           409,372               921,351
                                                                                    -------------    ------------------

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.01 par value, 150,000,000 shares authorized, 0 shares
      issued and outstanding as of March 31, 2001 and December 31, 2000........                --                    --
   Common stock, $.001 par value, 1,500,000,000 shares authorized, 50,004,474
      shares issued and outstanding as of March 31, 2001 and December 31, 2000.            50,004                50,004
   Additional paid in capital..................................................        10,795,749            10,795,749
   Accumulated deficit.........................................................        (8,359,909)           (8,496,637)
                                                                                    -------------    ------------------
      Total stockholders' equity...............................................         2,485,844             2,349,116
                                                                                    -------------    ------------------
      Total liabilities and stockholders' equity...............................     $   2,895,216    $        3,270,467
                                                                                    =============    ==================



    The accompanying notes are an integral part of these condensed financial statements.

                               ZAP.COM CORPORATION

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                  FOR THE             FOR THE
                                                            THREE MONTHS ENDED  THREE MONTHS ENDED
                                                                 MARCH 31,           MARCH 31,
                                                                   2001                2000
                                                              --------------    -----------------
Revenues..................................................    $          171    $              --
Cost of revenues..........................................                --              193,203
                                                              --------------    -----------------
   Gross income (loss)....................................               171             (193,203)
Operating (income) expense:
   Product development....................................                --                7,610
   Sales and marketing....................................            18,222              142,542
   General and administrative.............................           280,568              704,578
   Consulting expense.....................................                --            2,134,779
   Contract termination settlement........................          (402,586)                  --
                                                              --------------    -----------------
      Total operating (income) expense....................          (103,796)           2,989,509
                                                              --------------    -----------------
      Income (loss) from operations.......................           103,967           (3,182,712)
Interest income...........................................            32,761               93,863
                                                              --------------    -----------------
Net income (loss).........................................    $      136,728    $      (3,088,849)
                                                              ==============    =================

Per share data (basic and diluted):

Net income (loss) per share...............................    $          .00    $            (.06)
                                                              ==============    =================
Weighted average number of common shares and
  common share equivalents outstanding....................        50,004,474           50,000,000
                                                              ==============    =================



    The accompanying notes are an integral part of these condensed financial statements.

                               ZAP.COM CORPORATION

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                  FOR THE             FOR THE
                                                            THREE MONTHS ENDED  THREE MONTHS ENDED
                                                                 MARCH 31,           MARCH 31,
                                                                   2001                2000
                                                              --------------    -----------------
Cash flows used in operating activities:
   Net income (loss)......................................    $      136,728    $      (3,088,849)
   Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
      Depreciation and amortization.......................             2,717               38,815
      Consulting expense..................................                --            2,134,779
      Changes in assets and liabilities:
        Interest receivable...............................             2,399               24,585
        Prepaid expenses..................................           142,047              141,209
        Accounts payable..................................          (165,215)            (115,476)
        Accrued liabilities...............................          (634,106)            (239,128)
                                                              --------------    -----------------
           Total adjustments..............................          (652,158)           1,984,877
                                                              --------------    -----------------
      Net cash used in operating activities...............          (515,430)          (1,104,065)
                                                              --------------    -----------------

Cash flows used in investing activities:
   Capital additions for software development costs.......                --             (241,790)
                                                              --------------    -----------------
      Net cash flows used in investing activities.........                --             (241,790)
                                                              --------------    -----------------

Cash flows provided by financing activities:
   Amounts due to stockholder and affiliates..............           287,342               24,278
                                                              --------------    -----------------
      Net cash flows provided by financing activities.....           287,342               24,278
                                                              --------------    -----------------

Net change in cash and cash equivalents...................          (228,088)          (1,321,577)
Cash and cash equivalents at beginning of period..........         2,761,169            7,579,363
                                                              --------------    -----------------
Cash and cash equivalents at end of period................    $    2,533,081    $       6,257,786
                                                              ==============    =================



    The accompanying notes are an integral part of these condensed financial statements.

                               ZAP.COM CORPORATION

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

         The unaudited condensed financial statements included herein have been prepared by Zap.Com Corporation ("Zap.Com" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Zap.Com believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Zap.Com's latest Annual Report on Form 10-K filed with the SEC. The results of the operations for the fiscal quarter from January 1, 2001 to March 31, 2001 are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2001.

Business Description

         Zapata Corporation ("Zapata") formed Zap.Com for the purpose of creating and operating a global network of independently owned web sites. In April 1999, Zap.Com announced its plan to establish the ZapNetwork by connecting web sites through a proprietary multi-functional, portal-like Internet banner known as the ZapBox. Zap.Com intended to distribute advertising and e-commerce opportunities over this network.

         In November 1999, Zapata and two of its directors invested $10 million of equity in Zap.Com. On November 12, 1999, Zapata distributed to its stockholders 477,742 shares of Zap.Com common stock, leaving Zapata as the holder of approximately 98% of Zap.Com's outstanding common stock. On November 30, 1999, Zap.Com's stock began to trade on NASD's OTC Electronic Bulletin Board under the symbol "ZPCM," establishing Zap.Com as a separate public company.

         During 1999 and 2000, the Company engaged primarily in the research and investigation of the Internet industry, the development of Zap.Com's business model, the establishment of strategic relationships to provide Internet connectivity and technology systems to support the ZapNetwork, the development of the ZapBox and the Zap.Com homepage, the filing of patent and trademark applications and the solicitation of web sites to join the ZapNetwork. Zap.Com also registered shares with the SEC, and registered or qualified for offering the shares for offering and sale in 18 states so that it could offer these shares to web site owners as an incentive to join the ZapNetwork. Zap.Com also registered 30,000,000 shares under a shelf registration statement for the purpose of offering shares in business acquisitions.

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

         Zap.Com is currently winding down its Internet operations. Other than these activities, the Company does not have any existing business operations. During the remainder of 2001, Zap.Com's principal activities are expected to be exploring methods to enhance stockholder value. Zap.Com is likely to search for assets or businesses that it can acquire so that it can become an operating company. Zap.Com may also consider developing a new business suitable for its situation.

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

Reclassifications

         In order to conform to the 2001 presentation, certain amounts in the 2000 financial statements have been reclassified.

NOTE 2. STOCKHOLDERS' EQUITY

         The Company was incorporated on April 2, 1998 as a wholly-owned subsidiary of Zapata, through the issuance of 1,000 shares of no par value common stock. As of March 31, 2001 and December 31, 2000, the Company had an accumulated deficit of $8.4 million and $8.5 million, respectively. As of December 2000, the Company ceased operations and will therefore continue to incur losses in the future.

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

         On March 3, 2000 the SEC declared the effectiveness of Zap.Com's shelf registration statement on Form S-1, covering 20,000,000 shares of common stock, $.001 par value per share to be issued under a stock bonus plan to ZapNetwork members. This registration statement also covered up to an additional 30,000,000 shares of Zap.Com's common stock, $.001 par value per share to be issued as payment for all or some portion of the purchase price for one or more acquisitions of companies, businesses or assets complementary to Zap.Com's existing business. Pursuant to the December 2000 decision to cease all Internet operations, the Company deregistered the remaining 19,995,526 shares under the plan on January 5, 2001.

NOTE 3. CONTRACT TERMINATION SETTLEMENT

         Based on the Board resolution to terminate Internet operations, certain contracts entered into by the Company during its development stage were deemed to have no future value to the company. Accordingly, the Company recognized the expenses and associated accrued liabilities in the fourth quarter of 2000. In March of 2001, the Company favorably settled its disputes over two of its contracts. The Company reversed previous accruals of $403,000 as income resulting from the settlement amounts being less than the associated accrued liabilities.

NOTE 4. RELATED PARTY TRANSACTIONS

         Since its inception, the Company has utilized the services of the management and staff of its majority shareholder, Zapata Corporation, under a shared services agreement that allocated these costs on a percentage of time basis. Zap. Com also subleases its office space in Rochester, New York from Zapata Corporation. Under the sublease agreement, annual rental payments are allocated on a cost basis. On May 1, 2000, Zapata Corporation waived its rights under the services agreement to be reimbursed for these expenses for a period of one year. No allocations were made during the first quarter of 2001 and total allocations for the first quarter of 2000 were minimal.

         On October 20, 1999, the Company granted to American Internetwork Sports Company, LLC stock warrants in consideration for sports related consulting services. American Internetwork Sports is owned by the siblings of Avram Glazer, the Company's president and Chief Executive Officer. The Company accounted for this transaction in accordance with EITF 96-18, which requires the recognition of expense based on the then current fair value of the warrants at the end of each reporting period with adjustment of prior period expense to actual expense at each vesting date. Pursuant to the December 2000 decision to cease the operations of the Company, these warrants became fully vested.

         On March 30, 2001, the Company settled a dispute with a vendor related to the early termination of a contract pursuant to the decision to cease operations of the Company. Zapata Corporation paid the settlement amount to the vendor on behalf of Zap.Com. The settlement amount is reflected in the amount due to related parties as of March 31, 2001. Zap.Com reimbursed the full settlement amount to Zapata Corporation on April 2, 2001.

NOTE 5. ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The adoption of SFAS No. 133 did not have a material impact on the Company's financial position or its results of operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

         CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. This document contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of such safe harbor provisions. Forward-looking statements, which are based upon certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words like "may," "will," "should," "expect," "anticipate," "estimate," "plan," "intend," "believe," "predicts," potential," "continue" and the negative of such terms or other similar or comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot assure you that our expectations will be correct. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. These risks are qualified in their entirety by cautionary language and risk factors set forth in the Company's filings with the Securities and Exchange Commission
(SEC), including the Company's 2000 Annual Report on Form 10-K filed with the SEC on April 2, 2001.

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

         In November 1999, Zapata and two of its directors invested $10 million of equity in Zap.Com. On November 12, 1999, Zapata distributed to its stockholders 477,742 shares of Zap.Com common stock, leaving Zapata as the holder of approximately 98% of Zap.Com's outstanding common stock. On November 30, 1999, Zap.Com's stock began to trade on NASD's OTC Electronic Bulletin Board under the symbol "ZPCM," establishing Zap.Com as a separate public company.

         During 1999 and 2000, Zap.Com engaged primarily in the research and investigation of the Internet industry, the development of the Company's business model, the establishment of strategic relationships to provide Internet connectivity and technology systems to support the ZapNetwork, the development of the ZapBox and the Zap.Com homepage, the filing of patent and trademark applications and the solicitation of web sites to join the ZapNetwork. Zap.Com also registered shares with the SEC, and registered or qualified for offering the shares for offering and sale in 18 states so that it could offer these shares to web site owners as an incentive to join the ZapNetwork. Zap.Com also registered 30,000,000 shares under a shelf registration statement for the purpose of offering shares in business acquisitions.

         During 2000, Zap.Com entered into agreements with 10 web sites to join its network. Zap.Com, however, did not recognize any material revenue during 2000 or establish a source of revenue.

         On December 15, 2000, the Zap.Com Board of Directors concluded that the Company's operations were not likely to become profitable in the foreseeable future and it was in the best interest of the Company and its stockholders to cease all Internet operations. Since that date, the Company has terminated all salaried employees and all signed agreements with web site owners who joined the ZapNetwork. In addition, the Company has terminated, and is in the process of terminating, all third party contractual relationships entered into in connection with its Internet business.

         Zap.Com is currently winding down its Internet operations. Other than these activities, the Company does not have any existing business operations.

         During the remainder of 2001, the Company's principal activities are expected to be exploring methods to enhance stockholder value. The Company is likely to search for assets or businesses that it can acquire so that it can become an operating company. The Company may also consider developing a new business suitable for its situation.

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

         In order to effect an acquisition, Zap.Com may need additional financing. There is no assurance that any such financing will be available, or available on terms favorable or acceptable to the Company. In particular, potential third party equity investors may be unwilling to invest in Zap.Com due to Zapata's voting control over Zap.Com and the significant potential for dilution of a potential investor's ownership in the Company's common stock. Zapata's voting control may be unattractive because it makes it more difficult for a third party to acquire the Company even if a change of control could benefit the Company's stockholders by providing them with a premium over the then current market price for their shares. If the Company raises additional funds through the issuance of equity, equity-related or debt securities, these securities may have rights, preferences or privileges senior to those of the rights of Zap.Com's common stockholders, who would then experience dilution.

         In general, any new business development is difficult, and the Company's particular realities impose significant constraints that make such an undertaking even more difficult. These constraints include the following: the need to acquire or develop the business without paying substantial cash or taking on significant debt; the handicap of not having actively traded stock to use to procure this business; the requirement that, after launch, the business will not need a significant capital investment to fund its initial operations; and the requirement that the new business immediately produce a positive cash flow.

RESULTS OF OPERATIONS

         For the three months ended March 31, 2001, Zap.Com recorded net income of $137,000 as compared to a net loss of $3.1 million for the three months ended March 31, 2000. Since inception (which commenced on April 2, 1998), Zap.Com has incurred a cumulative net loss of $8.4 million, including $743,000 in non-cash charges associated with warrants issued to American Internetwork Sports and all of the costs associated with the development and implementation of the ZapNetwork, the ZapBox, and the public registration of Zap.Com's common stock.

For the three months ended March 31, 2001 as compared to the three months ended March 31, 2000, operations consisted of the following:

         Revenues - Zap.Com did not generate any significant revenue for the quarters ended March 31, 2001 and 2000, nor does it presently have any business from which it may generate revenue in the future.

         Cost of revenues - Zap.Com records costs of revenues as those costs associated with generating revenues, such as hosting, bandwidth, communications, ad delivery, content license and capitalized software amortization. For the three months ended March 31, 2001, the Company incurred no costs of revenue as a result of ceasing all Internet operations. For the three months ended March 31, 2000, the Company incurred $193,000 in cost of revenues resulting from the amortization of costs associated with the deployment and maintenance of the ZapBox.

         Product development - Product development expenses consist primarily of website development and maintenance costs. For the three months ended March 31, 2001, the Company incurred no product development expenses as a result of ceasing all Internet operations, as compared to $8,000 in website development costs for the comparative quarter in 2000.

         Sales and marketing - Sales and marketing expenses consist primarily of customer fulfillment and media relation costs. For the three months ended March 31, 2001, the Company incurred $18,000 in sales and marketing expenses, down from $143,000 for the comparative quarter in 2000, reflecting a decrease in media relations and customer fulfillment activity as a result of ceasing all Internet operations.

         General and administrative - General and administrative expenses consist primarily of legal and accounting services, salaries and wages (including costs allocated by Zapata pursuant to a services agreement), printing and filing costs and various other costs. General and administrative expenses for the quarter ended March 31, 2001 decreased $424,000 or 60% as compared to the quarter ended March 31, 2000. This decrease is a result of decreased wages expense pursuant to the decision to cease Internet operations and terminate all salaried employees offset by salary expense for an officer of the Company who was retained to assist in the closing down of the Company's operations. Also contributing to the decreased general and administrative expenses as compared to the prior year was Zapata's waiver of its rights under a shared services agreement to be reimbursed for the cost of providing to Zap.Com management services and personnel effective as of May 1, 2000 and continuing for the ensuing twelve months.

         Consulting Expenses - On October 20, 1999, the Company granted to American Internetwork Sports Company, LLC stock warrants in consideration for sports related consulting services. Pursuant to the December 2000 decision to cease Internet operations, these warrants became fully vested on December 15, 2000. As a result, the Company incurred no additional consulting expense for the three months ended March 31, 2001. For the three months ended March 31, 2000, the Company recognized $2.1 million in consulting expenses based on the then current value of the Company's common stock.

         Contract Termination Settlement - Based on the Board resolution to terminate Internet operations, certain contracts entered into by the Company during its development stage were deemed to have no future value to the company. Accordingly, the Company recognized the expenses and associated accrued liabilities in the fourth quarter of 2000. In March of 2001, the Company favorably settled its disputes over two of its contracts. The Company reversed previous accruals of $403,000 as income resulting from the settlement amounts being less than the associated accrued liabilities.

         Interest Income - Interest income is generated on cash reserves which are invested in short-term U.S Government Agency securities. Interest earned for the quarters ended March 31, 2001 and 2000 was $33,000 and $94,000, respectively. As the Company has ceased operations, cash reserves will continue to decline, causing a reduction in interest income in future periods.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2001, Zap.Com has not generated any significant revenue since its inception. As a result, the Company's primary source of liquidity has been interest income generated on cash reserves invested in short-term US Government Agency securities. In November 1999, Zapata contributed to Zap.Com $8,000,000 in cash and forgave $1,000,000 in inter-company debt. Also in November 1999, two Zapata directors, Malcolm Glazer (who beneficially owns 44% of Zapata's outstanding common stock) and Avram Glazer, contributed $1,100,000 in cash as payment for 550,000 shares of Zap.Com common stock.

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

         Zap.Com believes that is has sufficient resources to satisfy its existing and contingent liabilities (including contract termination costs), and its anticipated operating expenses for the next twelve months. Until such time as a business combination is consummated, Zap.Com expects these expenses to consist mainly of legal and audit fees and expenses incurred in connection with its filing obligations as a publicly traded company. The Company has no commitments for capital expenditures and foresees none, except for possible future acquisitions.

Cash Flows From Operating Activities

         Cash used in operating activities was $515,000 for the three months ended March 31, 2001 as compared to $1.1 million for the same period in 2000. Cash used in operating activities was greater in the first quarter of 2000 because of consulting expenses recorded under a warrant agreement with American Internetwork Sports. The warrants vested in December of 2000; therefore no additional expense was recorded in the first quarter of 2001. The decrease of consulting expenses was partially offset by reversals of accruals for contract termination expenses that were settled favorably, resulting in a decrease to the accrual and the recognition of income.

Cash Flows From Investing Activities

         The Company incurred no costs associated with investing activities for the three months ended March 31, 2001 as compared to $242,000 for the same period in 2000. The decrease is a result of the Company incurring no further capital additions in 2001 pursuant to the decision to cease all Internet operations.

Cash Flows From Financing Activities

         Cash provided by financing activities was $287,000 for the three months ended March 31, 2001, compared to $24,000 for the same period in 2000. This increase is due to payments made by Zapata on behalf of Zap.Com for a settlement of a dispute with a vendor related to the early termination of a contract.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risks relating to Zap.Com's operations result primarily from changes in interest rates. Zap.Com invests its cash and cash equivalents in U.S. Government Agency securities with maturities generally not more than 90 days. Therefore, Zap.Com does not believe that it has significant market risks.

                          PART II. - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         None.

Item 2.  CHANGES IN SECURITIES

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 5.  OTHER INFORMATION

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits:

                           10.12 Termination and Release Agreement dated March 30, 2001 between EMC, Inc. and Zap.Com

                           11 Statement Regarding Computation of Per Share Earnings


                  (a)      Reports on Form 8-K:

                           None.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ZAP.COM CORPORATION
                                                    (Registrant)

May 15, 2001

                                        By: /s/ LEONARD DISALVO
                                            ----------------------------
                                                (Vice President and
                                                Chief Financial Officer)