Form 10-Q
period 2001-06-30
ZAP COM CORP
filed 2001-08-08
CIK 1083243

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001


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


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (716) 242-2000
                                -----------------


         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES X   NO  .

NUMBER OF SHARES OUTSTANDING (LESS TREASURY SHARES) OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $0.001 PER SHARE, ON AUGUST 1, 2001: 50,004,474

                               ZAP.COM CORPORATION
                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Balance Sheets as of June 30, 2001 (Unaudited) and
          December 31, 2000.....................................................................         3

         Unaudited Condensed Statements of Operations for the Three Months and Six Months
          Ended June 30, 2001 and 2000..........................................................         4

         Unaudited Condensed Statements of Cash Flows for the Six Months Ended
          June 30, 2001 and 2000................................................................         5

         Notes to Unaudited Condensed Financial Statements......................................         6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..         9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................        13


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS......................................................................        14
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..............................................        14
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES........................................................        14
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................        14
ITEM 5.  OTHER INFORMATION......................................................................        14
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................................................        14

SIGNATURES .....................................................................................        15

EXHIBITS   .....................................................................................        15

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS AND NOTES

                               ZAP.COM CORPORATION

                            CONDENSED BALANCE SHEETS

                                                                                           JUNE 30,             DECEMBER 31,
                                                                                             2001                   2000
                                                                                         ------------           ------------
                                                                                         (Unaudited)
ASSETS:
Current assets:
   Cash and cash equivalents ..................................................          $  2,191,199           $  2,761,169
   Interest receivable ........................................................                10,787                  4,259
   Prepaid assets and other receivables .......................................               217,098                473,397
   Amounts due from related parties ...........................................                    --                  1,912
                                                                                         ------------           ------------
      Total current assets ....................................................             2,419,084              3,240,737
Property and equipment, net ...................................................                 3,027                 31,642
                                                                                         ------------           ------------
      Total assets ............................................................          $  2,422,111           $  3,272,379
                                                                                         ============           ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts payable ...........................................................          $     14,877           $    165,717
   Accrued liabilities ........................................................               101,922                757,546
                                                                                         ------------           ------------
      Total current liabilities ...............................................               116,799                923,263
                                                                                         ------------           ------------
COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY:

   Preferred stock, $0.01 par value, 150,000,000 shares authorized, 0 shares
      issued and outstanding as of June 30, 2001 and December 31, 2000 ........                    --                     --
   Common stock, $.001 par value, 1,500,000,000 shares authorized, 50,004,474 shares issued and outstanding as of June 30, 2001 and December 31,
      2000 ....................................................................                50,004                 50,004
   Additional paid in capital .................................................            10,795,749             10,795,749
   Accumulated deficit ........................................................            (8,540,441)            (8,496,637)
                                                                                         ------------           ------------
      Total stockholders' equity ..............................................             2,305,312              2,349,116
                                                                                         ------------           ------------
      Total liabilities and stockholders' equity ..............................          $  2,422,111           $  3,272,379
                                                                                         ============           ============



                 The accompanying notes are an integral part of
                      these condensed financial statements.

                               ZAP.COM CORPORATION

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                      FOR THE               FOR THE
                                                 THREE MONTHS ENDED    THREE MONTHS ENDED
                                                      JUNE 30,             JUNE 30,
                                                        2001                 2000
                                                    ------------         ------------
Revenues ...................................        $         --          $        --
Cost of revenues ...........................                  --              275,357
                                                    ------------         ------------
   Gross loss ..............................                  --             (275,357)
Operating expense (income):
   Product development .....................                  --               82,073
   Sales and marketing .....................                  --              226,358
   General and administrative ..............             185,585              741,508
   Consulting income .......................                  --           (1,078,055)
                                                    ------------         ------------
      Total operating expense (income) .....             185,585              (28,116)
                                                    ------------         ------------
      Loss from operations .................            (185,585)            (247,241)
Loss on disposal of assets .................             (24,352)                  --
Interest income ............................              29,405               84,278
                                                    ------------         ------------
Net loss ...................................        $   (180,532)        $   (162,963)
                                                    ============         ============

Per share data (basic and diluted):

Net loss per share .........................        $       0.00         $       0.00
                                                    ============         ============
Weighted average number of common shares and
  common share equivalents outstanding .....          50,004,474           50,000,000
                                                    ============         ============


                                                         FOR THE                FOR THE
                                                     SIX MONTHS ENDED      SIX MONTHS ENDED
                                                          JUNE 30,              JUNE 30,
                                                           2001                   2000
                                                       ------------          ------------
Revenues ...................................          $        171           $         --
Cost of revenues ...........................                    --                468,560
                                                       ------------          ------------
   Gross income (loss) .....................                   171               (468,560)
Operating expense (income):
   Product development .....................                    --                 89,683
   Sales and marketing .....................                18,222                365,276
   General and administrative ..............               466,153              1,449,710
   Consulting expense ......................                    --              1,056,724
   Contract termination settlement .........              (402,586)                    --
                                                      ------------           ------------
      Total operating expense ..............                81,789              2,961,393
                                                      ------------           ------------
      Loss from operations .................               (81,618)            (3,429,953)
Loss on disposal of assets .................               (24,352)                    --
Interest income ............................                62,166                178,141
                                                      ------------           ------------
Net loss ...................................          $    (43,804)          $ (3,251,812)
                                                      ============           ============

Per share data (basic and diluted):

Net loss per share .........................          $       0.00           $      (0.07)
                                                      ============           ============
Weighted average number of common shares and
  common share equivalents outstanding .....            50,004,474             50,000,000
                                                      ============           ============



                 The accompanying notes are an integral part of
                      these condensed financial statements.

                               ZAP.COM CORPORATION

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                    FOR THE               FOR THE
                                                               SIX MONTHS ENDED      SIX MONTHS ENDED
                                                                    JUNE 30,             JUNE 30,
                                                                      2001                  2000
                                                                  -----------           -----------
Cash flows used in operating activities:

   Net loss ............................................          $   (43,804)          $(3,251,812)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization ....................                4,263                94,892
      Consulting expense ...............................                   --             1,056,724
      Loss on disposal of assets .......................               24,352                    --
      Changes in assets and liabilities:
        Interest receivable ............................               (6,528)               45,914
        Prepaid expenses ...............................              256,299               316,984
        Accounts payable ...............................             (150,840)             (122,462)
        Accrued liabilities ............................             (655,624)              (34,730)
                                                                  -----------           -----------
           Total adjustments ...........................             (528,078)            1,357,322
                                                                  -----------           -----------
      Net cash used in operating activities ............             (571,882)           (1,894,490)
                                                                  -----------           -----------

Cash flows used in investing activities:

   Capital additions for software development costs ....                   --              (486,063)
                                                                  -----------           -----------
      Net cash flows used in investing activities ......                   --              (486,063)
                                                                  -----------           -----------

Cash flows provided by financing activities:

   Amounts received from stockholder and affiliates ....                1,912                31,100
                                                                  -----------           -----------
      Net cash flows provided by financing activities ..                1,912                31,100
                                                                  -----------           -----------

Net change in cash and cash equivalents ................             (569,970)           (2,349,453)
Cash and cash equivalents at beginning of period .......            2,761,169             7,579,363
                                                                  -----------           -----------
Cash and cash equivalents at end of period .............          $ 2,191,199           $ 5,229,910
                                                                  ===========           ===========



                 The accompanying notes are an integral part of
                     these condensed financial statements.

                               ZAP.COM CORPORATION

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

             NOTE 1. SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

         The unaudited condensed financial statements included herein have been prepared by Zap.Com Corporation ("Zap.Com" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Zap.Com believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Zap.Com's latest Annual Report on Form 10-K filed with the SEC. The results of the operations for the fiscal period from January 1, 2001 to June 30, 2001 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending December 31, 2001.

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

         In November 1999, Zapata and two of its directors invested $10 million of equity in Zap.Com. On November 12, 1999, Zapata distributed to its stockholders 477,742 shares of Zap.Com common stock, leaving Zapata as the holder of approximately 98% of Zap.Com's outstanding common stock. On November 30, 1999, Zap.Com's stock began to trade on the NASD's OTC Bulletin Board under the symbol "ZPCM," establishing Zap.Com as a separate public company.

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

         During 2000, Zap.Com entered into agreements with 10 web sites to join its network. The Company, however, did not recognize any material revenue during 2000 or establish a source of revenue. On December 15, 2000, the Zap.Com Board of Directors concluded that Zap.Com's operations were not likely to become profitable in the foreseeable future and therefore, it was in the best interest of the Company and its stockholders to cease all Internet operations. Since that date, Zap.Com has terminated all salaried employees, all signed agreements with web site owners who joined the ZapNetwork, and all third party contractual relationships entered into in connection with its Internet business.

         During the remainder of 2001, Zap.Com's principal activities are expected to be exploring methods to enhance stockholder value. Zap.Com is likely to search for assets or businesses that it can acquire so that it can become an operating company. Zap.Com may also consider developing a new business suitable for its situation. Currently, Zap.Com does not have any existing business operations, other than maintaining its status as a public entity.

         In pursuing acquisitions, the Company will have broad discretion in identifying and selecting both the industries and the possible acquisition candidates within those industries which it will acquire. As of the date of this filing, the Company has not identified a specific industry on which it initially intends to focus and has no present plans, proposals, arrangements or understandings with respect to the acquisition of any specific business. There can be no assurance that Zap.Com will be able to identify or successfully complete any acquisitions. Additionally, in order to effect an acquisition, Zap.Com may need additional financing. There is no assurance that any such financing will be available or available on terms favorable or acceptable to the Company.

Reclassifications

         In order to conform to the 2001 presentation, certain amounts in the 2000 financial statements have been reclassified.

NOTE 2. STOCKHOLDERS' EQUITY

         The Company was incorporated on April 2, 1998 as a wholly-owned subsidiary of Zapata, through the issuance of 1,000 shares of no par value common stock. As of June 30, 2001 and December 31, 2000, the Company had an accumulated deficit of $8.5 million. As of December 2000, the Company ceased operations and will therefore continue to incur losses in the future.

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

         On March 3, 2000, the SEC declared the effectiveness of Zap.Com's shelf registration statement on Form S-1, covering 20,000,000 shares of common stock, $.001 par value per share to be issued under a stock bonus plan to ZapNetwork members. This registration statement also covered up to an additional 30,000,000 shares of Zap.Com's common stock, $.001 par value per share to be issued as payment for all or some portion of the purchase price for one or more acquisitions of companies, businesses or assets complementary to Zap.Com's existing business. Pursuant to the December 2000 decision to cease all Internet operations, the Company deregistered the remaining 19,995,526 shares under the plan on January 18, 2001.

NOTE 3. CONTRACT TERMINATION SETTLEMENT

         Based on the Board resolution to terminate Internet operations, certain contracts entered into by the Company during its development stage were deemed to have no future value to the company. Accordingly, the Company recognized the expenses and associated accrued liabilities in the fourth quarter of 2000. In the first quarter of 2001, the Company favorably settled its disputes over two of its contracts. The Company reversed previous accruals of $403,000 as income resulting from the settlement amounts being less than the associated accrued liabilities.

NOTE 4. RELATED PARTY TRANSACTIONS

         Since its inception, the Company has utilized the services of the management and staff of its majority shareholder, Zapata Corporation, under a shared services agreement that allocated these costs on a percentage of time basis. Zap.Com also subleases its office space in Rochester, New York from Zapata Corporation. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata Corporation has waived its rights under the shared services agreement to be reimbursed for these expenses since May 1, 2000. As a result, no allocations were made in the six-month period ended June 30, 2001 and total allocations for the comparative period of 2000 were minimal.

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

NOTE 5. ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The provisions of SFAS No. 142 are effective for all fiscal years beginning after December 15, 2001, and will therefore be adopted by the Company January 1, 2002. The Company does not believe the adoption of SFAS No. 141 and No. 142 will have a material effect on the Company's financial position or its results of operations.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The adoption of SFAS No. 133 did not have a material impact on the Company's financial position or its results of operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

         CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. This document contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of such safe harbor provisions. Forward-looking statements, which are based upon certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words like "may," "will," "should," "expect," "anticipate," "estimate," "plan," "intend," "believe," "predicts," potential," "continue" and the negative of such terms or other similar or comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot assure you that our expectations will be correct. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. These risks are qualified in their entirety by cautionary language and risk factors set forth in the Company's filings with the Securities and Exchange Commission
(SEC), including the Company's 2000 Annual Report on Form 10-K filed with the
SEC.

GENERAL

         Zap.Com Corporation ("Zap.Com" or the "Company") was founded by Zapata Corporation (NYSE: ZAP) in April 1998 as a Nevada corporation. Zap.Com's principal corporate offices are located at 100 Meridian Centre, Suite 350, Rochester, New York 14618.

         Zapata formed Zap.Com for the purpose of creating and operating a global network of independently owned web sites. In April 1999, Zap.Com announced its plan to establish the ZapNetwork by connecting web sites through a proprietary multi-functional, portal-like Internet banner known as the ZapBox. Zap.Com intended to distribute advertising and e-commerce opportunities over this network.

         In November 1999, Zapata and two of its directors invested $10 million of equity in Zap.Com. On November 12, 1999, Zapata distributed to its stockholders 477,742 shares of Zap.Com common stock, leaving Zapata as the holder of approximately 98% of Zap.Com's outstanding common stock. On November 30, 1999, Zap.Com's stock began to trade on NASD's OTC Bulletin Board under the symbol "ZPCM," establishing Zap.Com as a separate public company.

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

         During 2000, Zap.Com entered into agreements with 10 web sites to join its network. The Company, however, did not recognize any material revenue during 2000 or establish a source of revenue. On December 15, 2000, the Zap.Com Board of Directors concluded that Zap.Com's operations were not likely to become profitable in the foreseeable future and therefore, it was in the best interest of the Company and its stockholders to cease all Internet operations. Since that date, Zap.Com has terminated all salaried employees, all signed agreements with web site owners who joined the ZapNetwork, and all third party contractual relationships entered into in connection with its Internet business.

         During the remainder of 2001, Zap.Com's principal activities are expected to be exploring methods to enhance stockholder value. Zap.Com is likely to search for assets or businesses that it can acquire so that it can become an operating company. Zap.Com may also consider developing a new business suitable for its situation. Currently, Zap.Com does not have any existing business operations, other than maintaining its status as a public entity.

         In pursuing acquisitions, the Company will have broad discretion in identifying and selecting both the industries and the possible acquisition candidates within those industries that it will acquire. The Company has not identified a specific industry on which it initially intends to focus and has no present plans, proposals, arrangements or understandings with respect to the acquisition of any specific business. There can be no assurance that the Company will be able to identify or successfully complete any acquisitions.

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

         In general, any new business development is difficult, and the Company's particular realities impose significant constraints that make such an undertaking even more difficult. These constraints include the following: the need to acquire or develop the business without paying substantial cash or taking on significant debt; the handicap of not having actively traded stock to use to procure this business; the requirement that, after launch, the business will need a significant capital investment to fund its initial operations; and the requirement that the new business immediately produce a positive cash flow.

RESULTS OF OPERATIONS

         For the three months ended June 30, 2001, Zap.Com recorded a net loss of $181,000 as compared to a net loss of $163,000 for the three months ended June 30, 2000. Since inception (which commenced on April 2, 1998), Zap.Com has incurred a cumulative net loss of $8.5 million, including $743,000 in non-cash charges associated with warrants issued to American Internetwork Sports and all of the costs associated with the development and implementation of the ZapNetwork, the ZapBox, and the public registration of Zap.Com's common stock.

For the three months ended June 30, 2001 as compared to the three months ended June 30, 2000, operations consisted of the following:

         Revenues - Zap.Com did not generate any revenue for the quarters ended June 30, 2001 and 2000, nor does it presently have any business from which it may generate revenue in the future.

         Cost of revenues - Zap.Com records costs of revenues as those costs associated with generating revenues, such as hosting, bandwidth, communications, ad delivery, content license and capitalized software amortization. For the three months ended June 30, 2001, the Company incurred no costs of revenue as a result of ceasing all Internet operations. For the three months ended June 30, 2000, the Company incurred $275,000 in cost of revenues resulting from the amortization of costs associated with the deployment and maintenance of the ZapBox.

         Product development - Product development expenses consist primarily of website development and maintenance costs. For the three months ended June 30, 2001, the Company incurred no product development expenses as a result of ceasing all Internet operations, as compared to $82,000 in website development costs for the comparative quarter in 2000.

         Sales and marketing - Sales and marketing expenses consist primarily of customer fulfillment and media relation costs. For the three months ended June 30, 2001, the Company incurred no sales and marketing expenses as a result of the ceasing all Internet operations, as compared to $226,000 for the comparative quarter in 2000. The significant decline in sales and marketing expenses was a result of ceasing Internet operations.

         General and administrative - General and administrative expenses consist primarily of legal and accounting services, salaries and wages (including costs allocated by Zapata pursuant to a services agreement), printing and filing costs, depreciation and amortization, and various other costs. General and administrative expenses for the quarter ended June 30, 2001 decreased $556,000 or 75% as compared to the quarter ended June 30, 2000. This decrease is a direct result of the decision to cease all Internet operations and terminate all salaried employees. General and administrative expenses for the quarter ended June 30, 2001 were comprised of insurance expense and payroll costs for an officer of the Company who was retained through the closing process.

         Consulting income - On October 20, 1999, the Company granted to American Internetwork Sports Company, LLC stock warrants in consideration for sports related consulting services. Pursuant to the December 2000 decision to cease Internet operations, these warrants became fully vested on December 15, 2000. As a result, the Company incurred no additional consulting expense for the three months ended June 30, 2001. For the three months ended June 30, 2000, the Company recognized $1.1 million in income to reflect the decline in the fair market value of the Company's common stock.

         Loss on disposal of assets - During the three-month period ended June 30, 2001, the Company disposed of certain computer equipment no longer needed after ceasing Internet operations. The Company recognized a loss on the disposal of the equipment of $24,000. No assets were disposed of during the three-month period ended June 30, 2000.

         Interest income - Interest income is generated on cash reserves which are invested in short-term U.S Government Agency securities. Interest earned for the quarters ended June 30, 2001 and 2000 was $29,000 and $84,000, respectively. As the Company has ceased operations, cash reserves will continue to decline, causing a reduction in interest income in future periods.

For the six months ended June 30, 2001 as compared to the six months ended June 30, 2000, operations consisted of the following:

         Revenues - Zap.Com did not generate any significant revenue for the six-month periods ended June 30, 2001 and 2000, nor does it presently have any business from which it may generate revenue in the future.

         Cost of revenues - Zap.Com records costs of revenues as those costs associated with generating revenues, such as hosting, bandwidth, communications, ad delivery, content license and capitalized software amortization. For the six months ended June 30, 2001, the Company incurred no costs of revenue as a result of ceasing all Internet operations. For the six months ended June 30, 2000, the Company incurred $469,000 in cost of revenues resulting from the amortization of costs associated with the deployment and maintenance of the ZapBox.

         Product development - Product development expenses consist primarily of website development and maintenance costs. For the six months ended June 30, 2001, the Company incurred no product development expenses as a result of ceasing all Internet operations, as compared to $90,000 in website development costs for the comparative quarter in 2000.

         Sales and marketing - Sales and marketing expenses consist primarily of customer fulfillment and media relation costs. For the six months ended June 30, 2001, the Company incurred $18,000 of sales and marketing expenses as compared to $365,000 for the comparative period in 2000. The significant decline in sales and marketing expenses was a result of ceasing Internet operations.

         General and administrative - General and administrative expenses consist primarily of legal and accounting services, salaries and wages (including costs allocated by Zapata pursuant to a services agreement), printing and filing costs, depreciation and amortization, and various other costs. General and administrative expenses for the six months ended June 30, 2001 decreased $984,000 or 68% as compared to the six months ended June 30, 2000. This decrease is a direct result of the decision to cease all Internet operations and terminate all salaried employees. General and administrative expenses for the six months ended June 30, 2001 were comprised of insurance expense and payroll costs for an officer of the Company who was retained through the closing process.

         Consulting expense - On October 20, 1999, the Company granted to American Internetwork Sports Company, LLC stock warrants in consideration for sports related consulting services. Pursuant to the December 2000 decision to cease Internet operations, these warrants became fully vested on December 15, 2000. As a result, the Company incurred no additional consulting expense for the six months ended June 30, 2001. For the six months ended June 30, 2000, the Company recognized $1.1 million in consulting expenses to reflect the increase in the fair market value of the Company's common stock.

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

         Loss on disposal of assets - During the six-month period ended June 30, 2001, the Company disposed of certain computer equipment no longer needed after the ceasing of all Internet operations. The Company recognized a loss on the disposal of the equipment of $24,000. No assets were disposed of during the six-month period ended June 30, 2000.

         Interest income - Interest income is generated on cash reserves that are invested in short-term U.S Government Agency securities. Interest earned for the six-month periods ended June 30, 2001 and 2000 was $62,000 and $178,000, respectively. As the Company has ceased operations, cash reserves will continue to decline, causing a reduction in interest income in future periods.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2001, Zap.Com has not generated any significant revenue since its inception. As a result, the Company's primary source of liquidity has been interest income generated on cash reserves invested in short-term US Government Agency securities. In November 1999, Zapata contributed to Zap.Com $8,000,000 in cash and forgave $1,000,000 in inter-company debt. Also in November 1999, two Zapata directors, Malcolm Glazer (who beneficially owns approximately 44% of Zapata's outstanding common stock) and Avram Glazer, contributed $1,100,000 in cash as payment for 550,000 shares of Zap.Com common stock.

         Zap.Com currently has effective a shelf registration statement on Form S-1, covering 30,000,000 of common stock which Zap.Com may issue from time to time as payment for all or some portion of the purchase price for one or more acquisitions of companies, businesses or assets. In order to effect an acquisition, however, Zap.Com may need additional financing. There is no assurance that any such financing will be available or available on terms favorable or acceptable to the Company.

         Zap.Com believes that is has sufficient resources to satisfy its existing and contingent liabilities and its anticipated operating expenses for the next twelve months. Until such time as a business combination is consummated, Zap.Com expects these expenses to consist mainly of legal and audit fees and expenses incurred in connection with its filing obligations as a publicly traded company. The Company has no commitments for capital expenditures and foresees none, except for possible future acquisitions.

Cash Flows From Operating Activities

         Cash used in operating activities was $572,000 for the six months ended June 30, 2001 as compared to $1.9 million for the same period in 2000. Cash used in operating activities was greater during the first six months of 2000 because of the focus on growing the Internet operations of the Company.

Cash Flows From Investing Activities

         The Company incurred no costs associated with investing activities for the six months ended June 30, 2001 as compared to $486,000 for the same period in 2000. The decrease is a result of the Company incurring no further capital additions in 2001 pursuant to the decision to cease all Internet operations.

Cash Flows From Financing Activities

         Cash provided by financing activities was $2,000 for the six months ended June 30, 2001, compared to $31,000 for the same period in 2000. During the six months ended June 30, 2001, the Company exchanged cash with Zapata Corporation and the Company's other affiliates to eliminate all receivables and payables. The decrease in cash flows from financing activities represents the elimination of these balances with affiliates.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risks relating to Zap.Com's operations result primarily from changes in interest rates. Zap.Com invests its cash and cash equivalents in U.S. Government Agency securities with maturities generally not more than 90 days. Therefore, Zap.Com does not believe that it has significant market risks.

                          PART II. - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         None.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Zap.Com held an annual meeting of shareholders on June 6, 2001. Avram
A. Glazer, sole director of Zap.Com was re-elected to that position at the meeting. Mr. Glazer received 48,972,258 votes for his election and none against; there were no abstentions. The other matter voted on at the meeting was the ratification of the Board of Directors' selection of PricewaterhouseCoopers LLP as Zap.Com's independent public accountants. That matter was ratified with 48,972,258 votes for, none against, and no abstentions.

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

                                                ZAP.COM CORPORATION
                                                (Registrant)

August 8, 2001
                                                By: /s/ LEONARD DISALVO
                                                    -----------------------
                                                    (Vice President and
                                                    Chief Financial Officer)