Form 10-Q
period 2001-09-30
ZAP COM CORP
filed 2001-11-08
CIK 1083243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_____________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-27729

ZAP.COM CORPORATION

(Exact name of Registrant as specified in its charter)

State of Nevada	C-76-0571159
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Meridian Centre, Suite 350
Rochester, NY	14618
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (716) 242-2000
_________________

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         No   .

Number of shares outstanding (less treasury shares) of the Registrant’s common stock, par value $0.001 per share, on November 1, 2001: 50,004,474

ZAP.COM CORPORATION

PART I

Item 1. Financial Statements and Notes

ZAP.COM CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS:

Current assets:

Cash and cash equivalents	$2,216,178	$2,761,169

Interest receivable	10,224	4,259

Prepaid assets and other receivables	47,255	473,397

Amounts due from related parties	—	1,912

Total current assets	2,273,657	3,240,737

Property and equipment, net	2,875	31,642

Total assets	$2,276,532	$3,272,379

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:

Accounts payable	$795	$165,717

Accrued liabilities	117,290	757,546

Total current liabilities	118,085	923,263

Commitments & Contingencies

Stockholders’ Equity:

Preferred stock, $0.01 par value, 150,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2001 and December 31, 2000	—	—

Common stock, $.001 par value, 1,500,000,000 shares authorized, 50,004,474 shares issued and outstanding as of September 30, 2001 and December 31, 2000	50,004	50,004

Additional paid in capital	10,795,749	10,795,749

Accumulated deficit	(8,687,306)	(8,496,637)

Total stockholders’ equity	2,158,447	2,349,116

Total liabilities and stockholders’ equity	$2,276,532	$3,272,379

The accompanying notes are an integral part of these condensed financial statements.

ZAP.COM CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the	For the
	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2001	2000

Revenues	$—	$—

Cost of revenues	—	480,943

Gross loss	—	(480,943)

Operating expense (income):

Product development	—	52,740

Sales and marketing	—	194,380

General and administrative	166,176	472,012

Consulting income	—	(844,602)

Total operating expense (income)	166,176	(125,470)

Loss from operations	(166,176)	(355,473)

Interest income	19,311	73,436

Net loss	$(146,865)	$(282,037)

Per share data (basic and diluted):

Net loss per share	$0.00	$(0.01)

Weighted average number of common shares and common share equivalents outstanding	50,004,474	50,000,000

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2001	2000

Revenues	$171	$—

Cost of revenues	—	949,503

Gross income (loss)	171	(949,503)

Operating expense (income):

Product development	—	142,423

Sales and marketing	18,222	559,656

General and administrative	632,329	1,921,629

Consulting expense	—	212,122

Contract termination settlement	(402,586)	—

Total operating expense	247,965	2,835,830

Loss from operations	(247,794)	(3,785,333)

Loss on disposal of assets	(24,352)	—

Interest income	81,477	251,577

Net loss	$(190,669)	$(3,533,756)

Per share data (basic and diluted):

Net loss per share	$0.00	$(0.07)

Weighted average number of common shares and common share equivalents outstanding	50,004,474	50,000,000

The accompanying notes are an integral part of these condensed financial statements.

ZAP.COM CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2001	2000

Cash flows used in operating activities:

Net loss	$(190,669)	$(3,533,756)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	4,415	171,307

Consulting expense	—	212,122

Stock bonus expense	—	12,731

Loss on disposal of assets	24,352	—

Changes in assets and liabilities:

Interest receivable	(5,965)	40,910

Prepaid expenses	426,142	474,940

Accounts payable	(164,922)	(13,568)

Accrued liabilities	(640,256)	(324,598)

Total adjustments	(356,234)	573,844

Net cash used in operating activities	(546,903)	(2,959,912)

Cash flows used in investing activities:

Capital additions for software development costs	—	(706,245)

Net cash flows used in investing activities	—	(706,245)

Cash flows provided by (used in) financing activities:

Amounts received from (due to) stockholder and affiliates	1,912	(9,650)

Net cash flows provided by (used in) financing activities	1,912	(9,650)

Net change in cash and cash equivalents	(544,991)	(3,675,807)

Cash and cash equivalents at beginning of period	2,761,169	7,579,363

Cash and cash equivalents at end of period	$2,216,178	$3,903,556

The accompanying notes are an integral part of these condensed financial statements.

ZAP.COM CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

         The unaudited condensed financial statements included herein have been prepared by Zap.Com Corporation (“Zap.Com” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Zap.Com believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Zap.Com’s latest Annual Report on Form 10-K filed with the SEC. The results of the operations for the fiscal period from January 1, 2001 to September 30, 2001 are not necessarily indicative of the results for any subsequent period or the entire fiscal year ending December 31, 2001.

Business Description

         Zapata Corporation (“Zapata”) formed Zap.Com for the purpose of creating and operating a global network of independently owned web sites. In April 1999, Zap.Com announced its plan to establish the ZapNetwork by connecting web sites through a proprietary multi-functional, portal-like Internet banner known as the ZapBox. Zap.Com intended to distribute advertising and e-commerce opportunities over this network.

         In November 1999, Zapata and two of its directors invested $10 million of equity in Zap.Com. On November 12, 1999, Zapata distributed to its stockholders 477,742 shares of Zap.Com common stock, leaving Zapata as the holder of approximately 98% of Zap.Com’s outstanding common stock. On November 30, 1999, Zap.Com’s stock began to trade on the NASD’s OTC Bulletin Board under the symbol “ZPCM,” establishing Zap.Com as a separate public company.

         During 1999 and 2000, the Company engaged primarily in the research and investigation of the Internet industry, the development of Zap.Com’s business model, the establishment of strategic relationships to provide Internet connectivity and technology systems to support the ZapNetwork, the development of the ZapBox and the Zap.Com homepage, the filing of patent and trademark applications and the solicitation of web sites to join the ZapNetwork. Zap.Com also registered shares with the SEC, and registered or qualified for offering the shares for offering and sale in 18 states so that it could offer these shares to web site owners as an incentive to join the ZapNetwork. Zap.Com also registered 30,000,000 shares under a shelf registration statement for the purpose of offering shares in business acquisitions.

         During 2000, Zap.Com entered into agreements with 10 web sites to join its network. The Company, however, did not recognize any material revenue during 2000 or establish a source of revenue. On December 15, 2000, the Zap.Com Board of Directors concluded that Zap.Com’s operations were not likely to become profitable in the foreseeable future and therefore, it was in the best interest of the Company and its stockholders to cease all Internet operations. Since that date, Zap.Com has terminated all salaried employees, all signed agreements with web site owners who joined the ZapNetwork, and all third party contractual relationships entered into in connection with its Internet business.

         During the remainder of 2001, Zap.Com’s principal activities are expected to be exploring methods to enhance stockholder value. Zap.Com is likely to search for assets or businesses that it can acquire so that it can become an operating company. Zap.Com may also consider developing a new business suitable for its situation. Currently, Zap.Com does not have any existing business operations, other than maintaining its status as a public entity.

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

NOTE 2. STOCKHOLDERS’ EQUITY

         The Company was incorporated on April 2, 1998 as a wholly-owned subsidiary of Zapata, through the issuance of 1,000 shares of no par value common stock. As of September 30, 2001 and December 31, 2000, the Company had an accumulated deficit of $8.7 million and $8.5 million, respectively. As of December 2000, the Company ceased operations and will therefore continue to incur losses in the future.

         In September 1999, Zapata advised the Company of the Zapata Board’s intention to declare a dividend, payable to its stockholders, of one share of Zap.Com common stock for every 50 shares of Zapata common stock on a record date to be determined. On October 26, 1999, a record date of November 5, 1999 was declared. The primary purpose of the distribution was the creation of a public market for the Company’s common stock and future access to public markets.

         In November 1999, the Company amended and restated its Articles of Incorporation to revise its capital structure. Subsequent to the amendment, Zap.Com’s authorized capital stock consisted of: (1) 1,500,000,000 shares of common stock, par value $.001 per share and (2) 150,000,000 shares of preferred stock, par value $.01 per share. Also, the Company Board of Directors approved a 49,450 for one stock split immediately prior to the distribution. All share and per share information has been retroactively restated to reflect this split.

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

         On March 3, 2000, the SEC declared the effectiveness of Zap.Com’s shelf registration statement on Form S-1, covering 20,000,000 shares of common stock, $.001 par value per share to be issued under a stock bonus plan to ZapNetwork members. This registration statement also covered up to an additional 30,000,000 shares of Zap.Com’s common stock, $.001 par value per share to be issued as payment for all or some portion of the purchase price for one or more acquisitions of companies, businesses or assets complementary to Zap.Com’s existing business. Pursuant to the December 2000 decision to cease all Internet operations, the Company deregistered the remaining 19,995,526 shares under the plan on January 18, 2001.

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

NOTE 4. RELATED PARTY TRANSACTIONS

         Since its inception, the Company has utilized the services of the management and staff of its majority shareholder, Zapata Corporation, under a shared services agreement that allocated these costs on a percentage of time basis. Zap. Com also subleases its office space in Rochester, New York from Zapata Corporation. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata Corporation has waived its rights under the shared services agreement to be reimbursed for these expenses since May 1, 2000. As a result, no allocations were made in the nine month period ended September 30, 2001 and total allocations for the comparative period of 2000 were minimal.

         On October 20, 1999, the Company granted to American Internetwork Sports Company, LLC stock warrants in consideration for sports related consulting services. American Internetwork Sports is owned by the siblings of Avram Glazer, the Company’s President and Chief Executive Officer. The Company accounted for this transaction in accordance with EITF 96-18, which requires the recognition of expense based on the then current fair value of the warrants at the end of each reporting period with adjustment of prior period expense to actual expense at each vesting date. Pursuant to the December 2000 decision to cease the operations of the Company, these warrants became fully vested.

NOTE 5. ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 Business Combinations” and No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The provisions of SFAS No. 142 are effective for all fiscal years beginning after December 15, 2001, and will therefore be adopted by the Company January 1, 2002. The Company does not believe the adoption of SFAS No. 141 and No. 142 will have a material effect on the Company’s financial position or its results of operations.

         In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The adoption of SFAS No. 133 did not have a material impact on the Company’s financial position or its results of operations.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

         CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. This document contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of such safe harbor provisions. Forward-looking statements, which are based upon certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words like “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “believe,” “predicts,” potential,” “continue” and the negative of such terms or other similar or comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot assure you that our expectations will be correct. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. These risks are qualified in their entirety by cautionary language and risk factors set forth in the Company’s filings with the Securities and Exchange Commission (SEC), including the Company’s 2000 Annual Report on Form 10-K.

GENERAL

         Zap.Com Corporation (“Zap.Com” or the “Company”) was founded by Zapata Corporation (NYSE: ZAP) in April 1998 as a Nevada corporation. Zap.Com’s principal corporate offices are located at 100 Meridian Centre, Suite 350, Rochester, New York 14618.

         Zapata formed Zap.Com for the purpose of creating and operating a global network of independently owned web sites. In April 1999, Zap.Com announced its plan to establish the ZapNetwork by connecting web sites through a proprietary multi-functional, portal-like Internet banner known as the ZapBox. Zap.Com intended to distribute advertising and e-commerce opportunities over this network.

         In November 1999, Zapata and two of its directors invested $10 million of equity in Zap.Com. On November 12, 1999, Zapata distributed to its stockholders 477,742 shares of Zap.Com common stock, leaving Zapata as the holder of approximately 98% of Zap.Com’s outstanding common stock. On November 30, 1999, Zap.Com’s stock began to trade on NASD’s OTC Bulletin Board under the symbol “ZPCM,” establishing Zap.Com as a separate public company.

         During 1999 and 2000, Zap.Com engaged primarily in the research and investigation of the Internet industry, the development of the Company’s business model, the establishment of strategic relationships to provide Internet connectivity and technology systems to support the ZapNetwork, the development of the ZapBox and the Zap.Com homepage, the filing of patent and trademark applications and the solicitation of web sites to join the ZapNetwork. Zap.Com also registered shares with the SEC, and registered or qualified for offering the shares for offering and sale in 18 states so that it could offer these shares to web site owners as an incentive to join the ZapNetwork. Zap.Com also registered 30,000,000 shares under a shelf registration statement for the purpose of offering shares in business acquisitions.

         During 2000, Zap.Com entered into agreements with 10 web sites to join its network. The Company, however, did not recognize any material revenue during 2000 or establish a source of revenue. On December 15, 2000, the Zap.Com Board of Directors concluded that Zap.Com’s operations were not likely to become profitable in the foreseeable future and therefore, it was in the best interest of the Company and its stockholders to cease all Internet operations. Since that date, Zap.Com has terminated all salaried employees, all signed agreements with web site owners who joined the ZapNetwork, and all third party contractual relationships entered into in connection with its Internet business.

         During the remainder of 2001, Zap.Com’s principal activities are expected to be exploring methods to enhance stockholder value. Zap.Com is likely to search for assets or businesses that it can acquire so that it can become an operating company. Zap.Com may also consider developing a new business suitable for its situation. Currently, Zap.Com does not have any existing business operations, other than maintaining its status as a public entity.

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

         In order to effect an acquisition, Zap.Com may need additional financing. There is no assurance that any such financing will be available, or available on terms favorable or acceptable to the Company. In particular, potential third party equity investors may be unwilling to invest in Zap.Com due to Zapata’s voting control over Zap.Com and the significant potential for dilution of a potential investor’s ownership in the Company’s common stock. Zapata’s voting control may be unattractive because it makes it more difficult for a third party to acquire the Company even if a change of control could benefit the Company’s stockholders by providing them with a premium over the then current market price for their shares. If the Company raises additional funds through the issuance of equity, equity-related or debt securities, these securities may have rights, preferences or privileges senior to those of the rights of Zap.Com’s common stockholders, who would then experience dilution.

         In general, any new business development is difficult, and the Company’s particular realities impose significant constraints that make such an undertaking even more difficult. These constraints include the following: the need to acquire or develop the business without paying substantial cash or taking on significant debt; the handicap of not having actively traded stock to use to procure this business; the requirement that, after launch, the business will need a significant capital investment to fund its initial operations; and the requirement that the new business immediately produce a positive cash flow.

RESULTS OF OPERATIONS

         For the three months ended September 30, 2001, Zap.Com recorded a net loss of $147,000 as compared to a net loss of $282,000 for the three months ended September 30, 2000. Since inception (which commenced on April 2, 1998), Zap.Com has incurred a cumulative net loss of $8.7 million, including $743,000 in non-cash charges associated with warrants issued to American Internetwork Sports and all of the costs associated with the development and implementation of the ZapNetwork, the ZapBox, and the public registration of Zap.Com’s common stock.

         For the three month and nine month periods ended September 30, 2001 as compared to the three month and nine month periods ended September 30, 2000, operations consisted of the following:

         Revenues – Zap.Com did not generate any significant revenue for three month and nine month periods ended September 30, 2001 and 2000, nor does it presently have any business from which it may generate revenue in the future.

         Cost of revenues – Zap.Com records costs of revenues as those costs associated with generating revenues, such as hosting, bandwidth, communications, ad delivery, content license and capitalized software amortization. For the three month and nine month periods ended September 30, 2001, the Company incurred no costs of revenue as a result of ceasing all Internet operations. For the three month period and nine month period ended September 30, 2000, the Company incurred $481,000 and $950,000, respectively in cost of revenues resulting from the amortization of costs associated with the deployment and maintenance of the ZapBox.

         Product development – Product development expenses consist primarily of website development and maintenance costs. For the three month and nine month periods ended September 30, 2001, the Company incurred no product development expenses as a result of ceasing all Internet operations, as compared to $53,000 and $142,000 in website development costs for the comparative periods in 2000.

         Sales and marketing – Sales and marketing expenses consist primarily of customer fulfillment and media relation costs. The Company incurred no sales and marketing expenses in the three months ended September 30, 2001, as compared to $194,000 of sales and marketing expenses for the comparative quarter of 2000. For the nine month period ended September 30, 2001, the Company incurred $18,000 as compared to $560,000 for the comparative period in 2000. The significant decline in sales and marketing expenses was a result of ceasing Internet operations.

         General and administrative – General and administrative expenses consist primarily of legal and accounting services, salaries and wages (including costs allocated by Zapata pursuant to a services agreement), printing and filing costs, depreciation and amortization, and various other costs. General and administrative expenses for the quarter ended September 30, 2001 decreased $306,000 or 65% as compared to the quarter ended September 30, 2000. For the nine months ended September 30, 2001, general and administrative expenses decreased $1.3 million or 67% as compared to the nine month period ended September 20, 2000. These decreases are a direct result of the decision to cease all Internet operations and terminate all salaried employees. General and administrative expenses for 2001 were comprised of insurance expense and payroll costs for an officer of the Company who was retained through the closing process.

         Consulting (income)/ expense – On October 20, 1999, the Company granted to American Internetwork Sports Company, LLC stock warrants in consideration for sports related consulting services. Pursuant to the December 2000 decision to cease Internet operations, these warrants became fully vested on December 15, 2000. As a result, the Company incurred no additional consulting expense for the three months and nine months ended September 30, 2001. For the three months ended September 30, 2000, the Company recognized $845,000 in income to reflect the decline in the fair market value of the Company’s common stock, whereas for the nine months ended September 30, 2000 the Company recognized $212,000 in expense to reflect an increase in the fair value of the Company’s stock.

         Loss on disposal of assets – During the nine month period ended September 30, 2001, the Company disposed of certain computer equipment no longer needed after ceasing Internet operations and recognized a loss on the disposal of $24,000, recognized during the second quarter of 2001. No assets were disposed of during the three month and nine month periods ended September 30, 2000.

         Interest income – Interest income is generated on cash reserves which are invested in short-term U.S. Government Agency securities. Interest earned for the quarters ended September 30, 2001 and 2000 was $19,000 and $73,000, respectively. For the nine months ended September 30, 2001 and 2000, interest income was $81,000 and $252,000, respectively. As the Company has ceased operations, cash reserves will continue to decline, causing a reduction in interest income in future periods.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2001, Zap.Com has not generated any significant revenue since its inception. As a result, the Company’s primary source of liquidity has been interest income generated on cash reserves invested in short-term US Government Agency securities. In November 1999, Zapata contributed to Zap.Com $8,000,000 in cash and forgave $1,000,000 in inter-company debt. Also in November 1999, two Zapata directors, Malcolm Glazer (who beneficially owns approximately 44% of Zapata’s outstanding common stock) and Avram Glazer, contributed $1,100,000 in cash as payment for 550,000 shares of Zap.Com common stock.

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

Cash Flows From Operating Activities

         Cash used in operating activities was $547,000 for the nine months ended September 30, 2001 as compared to $3.0 million for the same period in 2000. Cash used in operating activities was greater during the first nine months of 2000 because of the focus on growing the Internet operations of the Company.

Cash Flows From Investing Activities

         The Company incurred no costs associated with investing activities for the nine months ended September 30, 2001 as compared to $706,000 for the same period in 2000. The decrease is a result of the Company incurring no further capital additions in 2001 pursuant to the decision to cease all Internet operations.

Cash Flows From Financing Activities

         Cash provided by financing activities was $2,000 for the nine months ended September 30, 2001, compared to cash used in financing activities of $10,000 for the same period in 2000. The decrease in cash flows from financing activities represents the elimination of all intercompany receivables and payables with affiliates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risks relating to Zap.Com’s operations result primarily from changes in interest rates. Zap.Com invests its cash and cash equivalents in U.S. Government Agency securities with maturities generally not more than 90 days. Therefore, Zap.Com does not believe that it has significant market risks.

PART II. – OTHER INFORMATION

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

ZAP.COM CORPORATION (Registrant)

November 8, 2001	By:	/s/ LEONARD DISALVO (Vice President and Chief Financial Officer)