Form 10-K
period 2001-12-31
ZAP COM CORP
filed 2002-03-18
CIK 1083243

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD
             FROM                 TO

                       COMMISSION FILE NUMBER: 000-27729

                              ZAP.COM CORPORATION
               (Exact name of registrant as specified in charter)

                      NEVADA                                            76-0571159
          (State or other jurisdiction of                            (I.R.S. Employer
          incorporation or organization)                          Identification Number)

          100 MERIDIAN CENTRE, SUITE 350                                   14618
                ROCHESTER, NEW YORK                                     (Zip Code)
     (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (585) 242-2000

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     On March 8, 2002, the Company had 50,004,474 outstanding shares of common stock, $0.001 par value. The aggregate market value of the Company's common stock held by non-affiliates of the registrant was $49,111, based on the closing price in trading on March 8, 2002 as reported on the National Association of Securities Dealers over the counter electronic bulletin board. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude the directors, corporate officers and holders of 5% or more of the Company's common stock. Such interpretation is not intended to be, and should not be construed as, an admission by the Registrant or such directors, corporate officers, or stockholders that such directors, corporate officers or stockholders are "affiliates" of the Registrant, as that term is defined in the Securities Act of 1933.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's Information Statement for its 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after December 31, 2001, are incorporated by reference in Part III (Items 10, 11, 12 and 13) of this Form 10-K. [ ]
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    2
          General.....................................................    2
          Business Development........................................    2
          Plan of Operations..........................................    2
          Financial Information about Industry Segments...............    3
          Competition.................................................    3
          Intellectual Property.......................................    3
          Regulatory Matters..........................................    4
          Employees...................................................    4
Item 2.   Properties..................................................    4
Item 3.   Legal Proceedings...........................................    4
Item 4.   Submission of Matters to a Vote of Security Holders.........    4

                                  PART II
Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................    4
Item 6.   Selected Financial Data.....................................    5
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    5
          Forward-Looking Statements..................................    5
          General.....................................................    6
          Results of Operations.......................................    6
          Liquidity and Capital Resources.............................    8
          Recent Accounting Pronouncements............................    9
          Critical Accounting Policies................................   10
          Significant Factors That Could Affect Future Performance and
            Forward Looking Statements................................   10
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   14
Item 8.   Financial Statements and Supplementary Data.................   15
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   29

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   29
Item 11.  Executive Compensation......................................   29
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   29
Item 13.  Certain Relationships and Related Transactions..............   29

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   29

The page numbers in this Table of Contents reflect actual page numbers not EDGAR page tag numbers.

                           FORWARD-LOOKING STATEMENTS

     CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. This document contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of such safe harbor provisions. Forward-looking statements, which are based upon certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believes," "expects,", "intends," "anticipates," "plans," "seeks," "estimates," "projects" or similar expressions. The ability of the Company to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors which may cause actual results to differ materially from the forward-looking statements contained herein or in other public statements by the Company are described under the caption "Part II -- Item 7 Management Discussion and Analysis of Financial Condition and Results of Operation -- Significant Factors That Could Affect Future Performance and Forward-Looking Statements" appearing in this Report and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission ("SEC"), press releases and other communications. The Company assumes no obligation to update forward-looking statements or to update the reasons actual results could differ from those projected in the forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Zap.Com Corporation ("Zap.Com" or the "Company") was founded by Zapata Corporation ("Zapata") (NYSE: ZAP) in April 1998 as a Nevada corporation. Zap.Com's principal corporate offices are located at 100 Meridian Centre, Suite 350, Rochester, New York 14618.

BUSINESS DEVELOPMENT

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

     During 2001, the Company completed its termination of its Internet operations. The Company had no other significant activities during 2001 other than to comply with its reporting requirements under the Securities Exchange Act of 1934.

PLAN OF OPERATIONS

     Currently, Zap.Com does not have any existing business operations, other than maintaining its status as a public entity. In the future, Zap.Com's principal activities are expected to be exploring methods to enhance stockholder value. Zap.Com is likely to search for assets or businesses that it can acquire so that it can become an operating company. Zap.Com may also consider developing a new business suitable for its situation.

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

     The Company has no preference as a general matter as to whether to issue shares of common stock or cash in making acquisitions and it may use either shares of its common stock or cash, or a combination thereof. The form of the consideration that the Company uses for a particular acquisition will depend upon the form of consideration that the sellers of the business require and the most advantageous way for the Company to account for, or finance the acquisition. To the extent the Company uses common stock for all or a portion of the consideration to be paid for future acquisitions; existing stockholders may experience significant dilution.

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

     In general, any new business development is difficult, and the Company's particular realities impose significant constraints that make such an undertaking even more difficult. These constraints include the following: the need to acquire or develop the business without paying substantial cash or taking on significant debt, unless it can be serviced by cash flow from the new business; the handicap of not having actively traded stock to use to procure this business; the requirement that, after launch, the new business should not need a significant capital investment to fund its initial operations unless this can be accomplished through cash flow from the new business; and the requirement that the new business should produce a positive cash flow in the near term.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has determined that it does not have any separately reportable business segments.

COMPETITION

     Numerous companies throughout the United States will compete vigorously with Zap.Com for target acquisition candidates. Venture capital companies as well as established corporations and entities, most of which have greater resources than the Company does, will vie for such acquisition candidates.

INTELLECTUAL PROPERTY

     Zap.Com owns certain intellectual property rights related to the ZapBox and the ZapNetwork. Zap.Com also currently has a patent application pending before the United States Patent and Trademark Office for a business process patent which is directed to a unique Internet-based commerce method and system underlying the business model. Zap.Com has also filed various applications seeking registration of its trademarks and service marks in the United States. Zap.Com has not decided whether it will continue pursuing these patents in light of the termination of its Internet business.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of Zap.Com's stockholders during the fourth quarter of Fiscal 2001.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Zap.Com's common stock began trading on November 30, 1999 on the NASD's OTC electronic bulletin board under the symbol "ZPCM." The OTC electronic bulletin board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTC electronic bulletin board market quotations reflect inter-dealer prices, without retail mark up, mark down or commission, are not necessarily representative of actual transactions, and may not be indicative of the value of the common stock or the existence of an active market.

     The following table presents quarterly high and low prices for the Company's common stock reported by the OTC electronic bulletin board for the periods indicated:

                                   12/31/01   9/30/01   6/30/01   3/31/01   12/31/00   9/30/00   6/30/00   3/31/00
                                   --------   -------   -------   -------   --------   -------   -------   -------
High sales price.................   $0.55      $0.55     $0.56     $0.75     $1.50      $3.25     $7.00    $10.88
Low sales price..................    0.19       0.20      0.25      0.25      0.36       1.25      2.75      5.25
Dividends declared...............      --         --        --        --        --         --        --        --

     The level of trading in the Company's common stock has been sporadic and limited.

     The Company has been advised that several NASD member firms are currently acting as market makers for the Company's common stock. There is no assurance that an active trading market will develop which will provide liquidity for the Company's stockholders.

     As of March 8, 2002, the closing price reported on the OTC electronic bulletin board for our common stock was $0.05. As of such date there were 1,493 holders of record of our common stock. This number does not include the stockholders for whom shares are held in a "nominee" or "street" name.

     Zap.Com has never declared or paid cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of the Board of Directors and will depend upon a number of factors including future earnings, the success of its business activities, capital requirements, the general financial conditions and future prospects of any business that is acquired, general business conditions and such other factors as the Board of Directors may deem relevant.

ITEM 6.  SELECTED FINANCIAL DATA

     The following tables set forth certain selected financial data derived from Zap.Com's audited financial information for the periods and as of the dates presented. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included in Item 7 of this report.

                                                                                    FROM APRIL 2, 1998
                                         FOR THE        FOR THE        FOR THE      (DATE OF INCEPTION)
                                        YEAR ENDED     YEAR ENDED     YEAR ENDED          THROUGH
                                       DECEMBER 31,   DECEMBER 31,   DECEMBER 31,      DECEMBER 31,
                                           2001         2000(1)        1999(2)             1998
                                       ------------   ------------   ------------   -------------------
STATEMENTS OF OPERATIONS DATA:
Revenues.............................    $     171    $       325    $        --        $       --
Loss from operations.................     (352,399)    (5,264,477)    (3,589,099)             (793)
Interest income......................       95,713        303,573         54,159                --
Net loss.............................     (256,686)    (4,960,904)    (3,534,940)             (793)
Per share data (basic and diluted)
  Net loss per share.................   $     (.01)   $      (.10)   $      (.07)       $     (.00)
Weighted average common shares and
  common share equivalents
  outstanding........................   50,004,474     50,000,282     49,525,342        49,450,000

                                             DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                 2001           2000           1999           1998
                                             ------------   ------------   ------------   ------------
BALANCE SHEET DATA:
Cash and cash equivalents..................   $2,167,133     $2,761,169     $7,579,363       $  --
Total assets...............................    2,202,046      3,270,467      8,488,748          --
Total liabilities..........................      109,616        921,351        753,205        (783)
Total stockholders' equity (deficit).......    2,092,430      2,349,116      7,735,543        (783)

---------------

(1) Zap.Com ceased all Internet operations in December 2000. See Note 1 to the Company's Financial Statements included in Item 8 of this report.

(2) In November 1999, Zapata and two of its directors invested $10.1 million in Zap.Com as its initial capitalization. See Note 3 to the Company's Financial Statements included in Item 8 of this report.

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

     During 2001, the Company completed its termination of its Internet operations. The Company had no other significant activities during 2001 other than to comply with its reporting requirements under the Securities Exchange Act of 1934. During the upcoming fiscal year, Zap.Com intends to actively explore alternatives to enhance stockholder value, including possible acquisitions or business combinations or the development of new business situations.

RESULTS OF OPERATIONS

     For the year ended December 31, 2001, Zap.Com recorded a net loss of $257,000. Since inception (which commenced on April 2, 1998), Zap.Com has incurred a cumulative net loss of $8.8 million, including $743,000 in non-cash charges associated with warrants issued to American Internetwork Sports and all of the costs associated with the development and implementation of the ZapNetwork, the ZapBox, and the public registration of Zap.Com's common stock.

     For the year ended December 31, 2001 as compared to the year ended December 31, 2000, operations consisted of the following:

     Revenues. Zap.Com did not generate any significant revenue for years ended December 31, 2001 and 2000, nor does it presently have any business from which it may generate revenue in the future.

     Cost of revenues. For the year ended December 31, 2001, the Company incurred no costs of revenue as a result of ceasing all Internet operations, as compared to cost of revenues of approximately $1.2 million in the prior year for costs associated with efforts to generate revenue, such as hosting, bandwidth, communications, ad delivery, content license and capitalized software amortization.

     Product development. For the year ended December 31, 2001, the Company incurred no product development expenses as a result of ceasing all Internet operations, as compared to $146,000 in the prior year for expenses consisting primarily of website development and maintenance costs.

     Sales and marketing. For the year ended December 31, 2001, the Company incurred $18,000 in sales and marketing expenses consisting primarily of customer fulfillment and media relation costs, as compared to $591,000 in the prior year. The significant decline in sales and marketing expenses was a result of ceasing Internet operations.

     General and administrative. General and administrative expenses consist primarily of legal and accounting services, salaries and wages (including costs allocated by Zapata pursuant to a services agreement), printing and filing costs, depreciation and amortization, and various other costs. General and administrative expenses for the year ended December 31, 2001 were $713,000 as compared to $2.3 million for the year ended December 31, 2000. This decrease is a direct result of the decision to cease all Internet operations and terminate all salaried employees. General and administrative expenses for 2001 were comprised of insurance expense and payroll costs for an officer of the Company who was retained through the closing process. Effective as of May 1, 2001 and continuing for the ensuing twelve months, Zapata waived its right under a services agreement between Zapata and Zap.Com to be reimbursed for the cost of providing to Zap.Com management services and personnel.

     Consulting (income) expense. For the year ended December 31, 2001, the Company had no consulting income, as compared to $428,000 in income for the prior year. On October 20, 1999, the Company granted to American Internetwork Sports Company, LLC stock warrants in consideration for its agreement to provide sports related consulting services. Pursuant to the December 2000 decision to cease Internet operations, these warrants became fully vested on December 15, 2000. For the year ended December 31, 2000, the Company revalued the amounts it had previously recorded as consulting expense to reflect the decline in the fair market value of Zap.Com's common stock as of December 15, 2000, resulting in income of $428,000. As the warrants are now fully vested, the Company recorded no additional income or loss in conjunction with this transaction for the year ended December 31, 2001.

     Loss on disposal of assets. During 2001, the Company disposed of certain computer equipment no longer needed after ceasing Internet operations and recognized a loss on the disposal of $24,000. No assets were disposed of in the prior year.

     Impairment of Long-Lived Assets. No assets were deemed impaired during the year ended December 31, 2001. In 2000, based on the Board resolution to terminate the ZapNetwork, certain assets were deemed to be impaired and were written-off. Accordingly, $854,000 of asset impairment was recorded to write off the remaining net book value of the capitalized software. In addition, a prepaid license agreement related to the ZapBox was written off for $19,000.

     Contract termination (settlement) expenses. During 2001, the Company favorably settled its disputes over two of its contracts and reversed previous accruals of $403,000 as income resulting from the settlement amounts being less than the associated accrued liabilities. The original expenses and accruals were recorded during the fourth quarter of 2000 after the Board resolution to terminate Internet operations, and certain contracts entered into by the Company during its development stage were deemed to have no future value to the company.

     Interest income. Interest income is generated on cash reserves which are invested in short-term U.S. Government Agency securities. Interest earned for the year ended December 31, 2001 and 2000 was $96,000 and $304,000, respectively. The decreased interest income for 2001 was primarily a result of significantly lower interest rates on short-term U.S. Government Agency securities as compared to rates in 2000, as well as declining cash reserves available for investment.

     For the year ended December 31, 2000 as compared to the year ended December 31, 1999, operations consisted of the following:

     For the year ended December 31, 2000, Zap.Com incurred a net loss of $5.0 million which included the benefit of a reduction of a previously recorded expense for warrants issued to American Internetwork Sports Company, LLC, of $428,000. See Note 10 to the Company's Financial Statements included in Item 8 of this Report.

     Revenues. Zap.Com did not generate any significant revenue for Fiscal 2000 and 1999.

     Cost of revenues. Zap.Com recorded costs of revenues as those costs associated with efforts to generate revenue, such as hosting, bandwidth, communications, ad delivery, content license and capitalized software amortization. These costs totaled $1.2 million and $141,000 for 2000 and 1999, respectively. Cost of revenues increased in 2000 from 1999 due to the amortization of the ZapBox.

     Product Development. Product development expenses increased $94,000, from $52,000 to $146,000 in 1999 and 2000, respectively. These expenses consist primarily of costs associated with the maintenance of the ZapBox and Zap.Com websites. The increase in 2000 is a result of having almost a full year of expense (until the decision to cease operations in December), whereas 1999 included only a partial year's activity.

     Sales and Marketing. Sales and Marketing expenses increased $66,000, from $525,000 for 1999 to $591,000 for 2000. The primary reason for this increase was a greater focus on recruiting ZapNetwork members and for customer service.

     General and administrative. General and administrative expenses consist primarily of legal and accounting services, salaries and wages (including costs allocated by Zapata pursuant to a services agreement), printing and filing costs and various other start-up costs. General and administrative expenses for 2000 increased to $2.3 million from $1.7 million in 1999. This increase was primarily due to the Company's increased staffing requirements, its incurrence of state securities registration fees, and increased legal fees, printing costs and insurance costs. Effective as of May 1, 2000 and continuing for the ensuing twelve months, Zapata waived its right under a services agreement between Zapata and Zap.Com to be reimbursed for the cost of providing to Zap.Com management services and personnel.

     Consulting (income) expense. Pursuant to the decision to cease Internet operations, warrants issued to American Internetwork Sports in payment for consulting expenses became fully vested on December 15, 2000. The Company revalued the amounts it had previously recorded as consulting expense to reflect the decline in the fair market value of Zap.Com's common stock as of that date, resulting in income of $428,000.

     Impairment of Long-Lived Assets. Based on the Board resolution to terminate the ZapNetwork, certain assets were deemed to be impaired and were written off during 2000. Accordingly, $854,000 of asset impairment was required to write off the remaining net book value of the capitalized software. In addition, a prepaid license agreement related to the ZapBox was written off for $19,000. No assets were deemed impaired during the year ended December 31, 1999.

     Contract Termination Expenses. Based on the Board resolution to terminate the ZapNetwork, certain contracts entered into by the Company during the development stage were deemed to have no future value to the Company. Accordingly, $597,000 of costs were recognized in December of 2000 related to termination fees and remaining monthly charges under contracts being terminated by the Company. No such costs were recorded for the year ended December 31, 1999.

     Interest Income. Interest income is generated on cash reserves that are invested in short-term U.S Government Agency securities. Interest earned for 2000 and 1999 was $304,000 and $54,000, respectively. The increase in interest income was primarily a result of increased interest rates on short-term U.S. Government Agency Securities as compared to rates in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2001, Zap.Com has not generated any significant revenue since its inception. As a result, the Company's primary source of liquidity has been its initial capitalization and thereafter the interest income generated on cash reserves invested in short-term US Government Agency securities.

     In November 1999, Zapata contributed to Zap.Com $8,000,000 in cash and forgave $1,000,000 in inter-company debt. Also in November 1999, two Zapata directors, Malcolm Glazer (who beneficially owns 47 percent of Zapata's outstanding common stock) and Avram Glazer, contributed $1,100,000 in cash as payment for 550,000 shares of Zap.Com common stock.

     Since its inception, the Company has utilized services of the management and staff and office space of its majority stockholder, Zapata Corporation, under a shared services agreement that allocated these costs. Since April 30, 2000, Zapata has waived its rights under the services agreements to be reimbursed these costs. Should Zapata not renew its waiver, Zap.Com may incur future obligations under the shared services agreement.

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

CASH FLOWS FROM OPERATING ACTIVITIES

     Cash used in operating activities was $596,000 for the year ended December 31, 2001 as compared to $3,937,000 for the previous year. Cash used in operating activities was greater during 2000 because of the focus on growing the Internet operations of the Company, before the decision to cease all Internet operations. Cash used in operating activities in 2000 was $3,937,000 as compared to $2,241,000 in 1999. Cash used in operating activities was greater during 2000 because of the increased focus on growing the business in 2000 after the Initial Public Offering of the Company's common stock in November of 1999.

CASH FLOWS FROM INVESTING ACTIVITIES

     The Company incurred no costs associated with investing activities for the year ended December 31, 2001 as compared to $836,000 for the prior year. The decrease is a result of the Company incurring no further capital additions in 2001 after the December 2000 decision to cease all Internet operations. Cash flows used in investing activities was $836,000 in 2000 as compared to $283,000 in 1999. The increase in 2000 was a result of increased spending on the development and capitalization of the ZapBox.

CASH FLOWS FROM FINANCING ACTIVITIES

     Cash provided by financing activities was $2,000 for the year ended December 31, 2001, compared to cash used in financing activities of $45,000 for the prior year. The decrease in cash flows from financing activities represents the elimination of all intercompany receivables and payables with affiliates. Cash used in financing activities of $45,000 in 2000 was less than the $10,103,000 of cash provided by activities in 1999 which was a result of the Initial Public Offering of the Company's common stock.

RECENT ACCOUNTING PRONOUNCEMENTS

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

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that require management's most difficult, subjective or complex judgments are described below. The critical judgments impacting the financial statements include valuation allowances for deferred income taxes and the impairment of assets. In each situation, management is required to make estimates about the effects of matters, or future events that are inherently uncertain. Specifically, in its assessment of impairment of assets, management made estimates of the fair values based upon forecasted revenues and operations. In addition, as the Company does not anticipate generating revenues or taxable income in the foreseeable future, management has reduced its deferred tax assets to an amount that it believes is more likely than not to be realized. The Company used what it believes are reasonable assumptions and where applicable, established valuation techniques in making its estimates.

SIGNIFICANT FACTORS THAT COULD AFFECT FUTURE PERFORMANCE AND FORWARD-LOOKING STATEMENTS

  WE HAVE LIMITED ASSETS AND NO SOURCE OF REVENUE.

     The Company has limited assets and has had no significant revenue since its inception, nor will the Company receive any operating revenues until it completes an acquisition, reorganization or merger or successfully develops a new business. The Company can provide no assurance that any acquired business will produce any material revenues for the Company or its stockholders or that any such business will operate on a profitable basis.

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

  ABSENCE OF SUBSTANTIVE DISCLOSURE RELATING TO PROSPECTIVE NEW BUSINESSES.

     Because the Company has not yet identified any assets, property or business that it may acquire or develop potential investors in the Company will have virtually no substantive information about any such new business upon which to base a decision whether to invest in the company. The Company can provide no assurance that any investment in the Company will not ultimately prove to be unfavorable. In any event, stockholders will not have access to any information about any new business until such time as a transaction is completed and the Company files a report with the Securities and Exchange Commission disclosing the nature of such transaction and/or business.

  IF AN ACQUISITION IS CONSUMMATED, STOCKHOLDERS WILL NOT KNOW ITS STRUCTURE AND WILL LIKELY SUFFER DILUTION.

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

     As of the date of this report, we have reserved 5,000,000 shares of common stock for issuance on the exercise of 2,000,000 warrants issued to American Internetwork Sports and 3,000,000 for options issued or to be issued pursuant to our 1999 Long-Term Incentive Stock Option Plan. The warrants have an exercise price of $2.00 per share and became fully vested in December of 2000. The outstanding options have a weighted average exercise price of $2.00. The issuance of shares upon the exercise of the above securities may have a dilutive effect in the future on our common stock, which may adversely affect the price of our common stock.

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

  ZAPATA AND ZAP.COM'S OFFICER MAY HAVE CONFLICTS OF INTEREST.

     Although the Company has not identified any potential acquisition target or new business opportunities, the possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest. A transaction of this nature would present a conflict of interest to those parties with a managerial position and/or an ownership interest in both the Company and the acquired entity, and may compromise management's fiduciary duties to the Company's stockholders. See "Zapata's control and the presence of interlocking directors and officers create potential conflicts of interest and could prevent a change of control" discussed below. An independent appraisal of the acquired company may or may not be obtained in the event a related party transaction is contemplated.

  THERE IS SIGNIFICANT COMPETITION FOR ACQUISITION CANDIDATES.

     Management believes that there are numerous companies that are also seeking merger or acquisition transactions. These entities will present competition to the Company in its search for a suitable transaction candidate, and the Company makes no assurance that it will be successful in that search.

  THERE IS NO ASSURANCE OF CONTINUED PUBLIC TRADING MARKET AND THE RISK OF BEING A LOW PRICED SECURITY MAY AFFECT MARKET VALUE OF STOCK.

     To date, there has been only a limited public market for our common stock. Our common stock is currently quoted on the Over the Counter Bulletin Board. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of our stock. In addition, our common stock may become subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the U.S. Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions which we have been able to take advantage of to date, but which may no longer be available), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. The regulations governing low-priced or penny stocks sometimes limit the ability of broker-dealers to sell our common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

     We currently have several National Association of Securities Dealers, Inc. member broker/dealers who maintain a market in our stock as market makers. There can be no assurance we will be able to maintain such market makers. If the number of market makers in our stock declines, the liquidity of our common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market.

  ZAPATA'S CONTROL AND THE PRESENCE OF INTERLOCKING DIRECTORS AND OFFICERS CREATE POTENTIAL CONFLICTS OF INTEREST AND COULD PREVENT A CHANGE OF CONTROL.

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

     In addition, our executive officers also are directors, officers or employees of Zapata and, in most cases, either own, or hold an option to purchase, equity securities of Zapata. In addition, Malcolm Glazer, who is the father of our President and Chief Executive Officer, Avram Glazer, controls and beneficially owns approximately 47 percent of Zapata's outstanding common stock. As a result, these executive officers have inherent potential conflicts of interest when making decisions related to transactions between Zapata and us. Zapata's ability to control matters listed above together with the potential conflicts of interest of its executive officers who also serve as executive officers of Zap.Com and our Chairman of the Board could adversely affect the trading price and liquidity of our common stock. These factors could limit the price that investors might be willing to pay for our common stock in the future.

  WE HAVE LIABILITIES AS A MEMBER OF ZAPATA'S CONSOLIDATED TAX GROUP.

     We have been, and expect to continue to be, for the foreseeable future, a member of Zapata's consolidated tax group under federal income tax law until the Zap.Com securities held by Zapata do not constitute either 80 percent or greater of the voting power or the market value of Zap.Com's outstanding stock. Each member of a consolidated group for federal income tax purposes is jointly and severally liable for the federal income tax liability of each other member of the consolidated group. Similar rules may apply under state income tax laws. Although we have entered into a tax sharing and indemnity agreement with Zapata, if Zapata or members of its consolidated tax group (other than us) fail to pay tax liabilities arising prior to the time that we are no longer a member of Zapata's consolidated tax group, we could be required to make payments in respect of these tax liabilities and these payments could materially adversely affect our financial condition.

  BECAUSE WE DO NOT INTEND TO PAY ANY CASH DIVIDENDS ON OUR COMMON STOCK, HOLDERS OF OUR COMMON STOCK WILL NOT BE ABLE TO RECEIVE A RETURN ON THEIR SHARES UNLESS THEY SELL THEIR SHARES.

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

  OUR ANTI-TAKEOVER PROVISIONS IN OUR CORPORATE DOCUMENTS MAY HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF OUR COMMON STOCK.

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

  A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK IS ELIGIBLE FOR SALE INTO THE MARKET AND THIS COULD DEPRESS OUR STOCK PRICE.

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

     The warrants issued to American Internetwork Sports became fully vested after the December 2000 decision to cease operations. See Note 10 to the Company's Financial Statements included in Item 8 of this report. All of the shares issued to American Internetwork Sports upon exercise of the warrants will be available for public resale under Rule 144 following the expiration of a one year holding period commencing upon the issuance of shares after the exercise of the warrants and compliance with the other requirements of Rule 144. Further, Zap.Com is required to register the shares issued upon exercise of the warrants on a registration statement on Form S-8, upon the demand of American Internetwork Sports.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risks relating to Zap.Com's operations result primarily from changes in interest rates. Zap.Com invests its cash and cash equivalents in short-term US Government Agency securities with maturities generally not more than 90 days.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Zap.Com Corporation

     In our opinion, the accompanying balance sheets and the related statements of operations, changes in stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Zap.Com Corporation at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          PRICEWATERHOUSECOOPERS LLP

Rochester, New York
March 1, 2002

                              ZAP.COM CORPORATION

                                 BALANCE SHEETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
ASSETS:
Current assets:
  Cash and cash equivalents.................................  $ 2,167,133    $ 2,761,169
  Interest receivable.......................................        6,194          4,259
  Prepaid assets and other receivables......................       25,997        473,397
                                                              -----------    -----------
          Total current assets..............................    2,199,324      3,238,825
Property and equipment, net of accumulated depreciation of
  $1,545 and $18,882........................................        2,722         31,642
                                                              -----------    -----------
          Total assets......................................  $ 2,202,046    $ 3,270,467
                                                              ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable..........................................  $     6,115    $   165,717
  Accrued liabilities.......................................      103,501        757,546
  Amounts due from related parties..........................           --         (1,912)
                                                              -----------    -----------
          Total current liabilities.........................      109,616        921,351
                                                              -----------    -----------
COMMITMENTS & CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value, 150,000,000 shares
     authorized, 0 shares issued and outstanding as of
     December 31, 2001 and 2000.............................           --             --
  Common stock, $.001 par value, 1,500,000,000 shares
     authorized;
     50,004,474 shares issued and outstanding as of December
     31,
     2001 and 2000, respectively............................       50,004         50,004
  Additional paid in capital................................   10,052,515     10,052,515
  Additional paid in capital -- warrants....................      743,234        743,234
  Accumulated deficit.......................................   (8,753,323)    (8,496,637)
                                                              -----------    -----------
          Total stockholders' equity........................    2,092,430      2,349,116
                                                              -----------    -----------
          Total liabilities and stockholders' equity........  $ 2,202,046    $ 3,270,467
                                                              ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                              ZAP.COM CORPORATION

                            STATEMENTS OF OPERATIONS

                                                        FOR THE YEAR   FOR THE YEAR   FOR THE YEAR
                                                           ENDED          ENDED          ENDED
                                                        DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                            2001           2000           1999
                                                        ------------   ------------   ------------
Revenues..............................................  $       171    $       325    $        --
Cost of revenues......................................           --      1,218,569        141,160
                                                        -----------    -----------    -----------
  Gross income (loss).................................          171     (1,218,244)      (141,160)
Operating expenses:
  Product development.................................           --        146,293         52,388
  Sales and marketing.................................       18,222        591,102        525,263
  General and administrative..........................      712,582      2,266,363      1,699,012
  Consulting (income) expense.........................           --       (428,042)     1,171,276
  Loss on disposal of assets..........................       24,352             --             --
  Impairment of long-lived assets.....................           --        873,157             --
  Contract termination (settlement) expenses..........     (402,586)       597,360             --
                                                        -----------    -----------    -----------
          Total operating expenses....................      352,570      4,046,233      3,447,939
                                                        -----------    -----------    -----------
          Loss from operations........................     (352,399)    (5,264,477)    (3,589,099)
Interest income.......................................       95,713        303,573         54,159
                                                        -----------    -----------    -----------
Loss before income taxes..............................     (256,686)    (4,960,904)    (3,534,940)
Income taxes (Note 5).................................           --             --             --
                                                        -----------    -----------    -----------
Net loss..............................................  $  (256,686)   $(4,960,904)   $(3,534,940)
                                                        ===========    ===========    ===========
Per share data (basic and diluted):
Net loss per share....................................  $      (.01)   $      (.10)   $      (.07)
                                                        ===========    ===========    ===========
  Weighted average number of common shares and common
     share equivalents outstanding....................   50,004,474     50,000,282     49,525,342
                                                        ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                              ZAP.COM CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                         FOR THE        FOR THE        FOR THE
                                                        YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                       DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                           2001           2000           1999
                                                       ------------   ------------   ------------
Cash flows from operating activities:
  Net loss...........................................   $ (256,686)   $ (4,960,904)  $(3,534,940)
  Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation and amortization...................        4,568         263,689         8,105
     Consulting (income) expense.....................           --        (428,042)    1,171,276
     Stock bonus expense.............................           --           2,519            --
     Impairment of long-lived assets.................           --         873,157            --
     Loss on disposal of assets......................       24,352              --            --
     Changes in assets and liabilities:
       Interest receivable...........................       (1,935)         41,655       (45,914)
       Prepaid expenses..............................      447,400          57,113      (549,466)
       Accounts payable..............................     (159,602)       (133,821)      299,538
       Accrued liabilities...........................     (654,045)        347,367       410,179
                                                        ----------    ------------   -----------
          Total adjustments..........................     (339,262)      1,023,637     1,293,718
                                                        ----------    ------------   -----------
       Net cash used in operating activities.........     (595,948)     (3,937,267)   (2,241,222)
                                                        ----------    ------------   -----------
Cash flows from investing activities:
  Capital additions for software development costs...           --        (835,527)     (282,522)
                                                        ----------    ------------   -----------
       Net cash flows used in investing activities...           --        (835,527)     (282,522)
                                                        ----------    ------------   -----------
Cash flows from provided by financing activities:
  Proceeds from issuance of common stock and re-
     capitalization of common stock..................           --              --    10,099,990
  Amounts received from (paid to) stockholder and
     affiliates......................................        1,912         (45,400)        3,117
                                                        ----------    ------------   -----------
       Net cash flows provided by (used in) financing
          activities.................................        1,912         (45,400)   10,103,107
                                                        ----------    ------------   -----------
Net change in cash and cash equivalents..............     (594,036)     (4,818,194)    7,579,363
Cash and cash equivalents at beginning of period.....    2,761,169       7,579,363            --
                                                        ----------    ------------   -----------
Cash and cash equivalents at end of period...........   $2,167,133    $  2,761,169   $ 7,579,363
                                                        ==========    ============   ===========
Supplemental schedule of non-cash financing
  activities (Decrease) increase from issuance of
  warrants for consulting services -- fair value.....   $       --    $(10,756,762)  $11,499,996
                                                        ==========    ============   ===========

   The accompanying notes are an integral part of these financial statements.

                              ZAP.COM CORPORATION

            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                                        TOTAL
                                    COMMON STOCK       ADDITIONAL    ADDITIONAL PAID                   DEFERRED     STOCKHOLDERS'
                                --------------------     PAID IN       IN CAPITAL      ACCUMULATED    CONSULTING       EQUITY
                                  SHARES     AMOUNT      CAPITAL        WARRANTS         DEFICIT       EXPENSE        (DEFICIT)
                                ----------   -------   -----------   ---------------   -----------   ------------   -------------
BALANCE, DECEMBER 31, 1998....  49,450,000   $    10   $        --    $         --     $      (793)  $         --    $      (783)
Re-capitalization of common
  stock, November 12, 1999
  (Note 3)....................          --    49,440            --              --              --             --         49,440
Common stock issued...........     550,000       550     1,099,450              --              --             --      1,100,000
Additional capital
  contribution --
  Zapata Corporation..........          --        --     8,950,550              --              --             --      8,950,550
Warrants issued...............          --        --            --      11,499,996              --    (11,499,996)            --
Consulting expense............          --        --            --              --              --      1,171,276      1,171,276
Net loss......................          --        --            --              --      (3,534,940)            --     (3,534,940)
                                ----------   -------   -----------    ------------     -----------   ------------    -----------
BALANCE, DECEMBER 31, 1999....  50,000,000    50,000    10,050,000      11,499,996      (3,535,733)   (10,328,720)     7,735,543
Common stock issued...........       4,474         4            --              --              --             --              4
Consulting expense............          --        --            --     (10,756,762)             --     10,328,720       (428,042)
Stock bonus expense...........          --        --         2,515              --              --             --          2,515
Net Loss......................          --        --            --              --      (4,960,904)            --     (4,960,904)
                                ----------   -------   -----------    ------------     -----------   ------------    -----------
BALANCE DECEMBER 31, 2000.....  50,004,474    50,004    10,052,515         743,234      (8,496,637)            --      2,349,116
Net Loss......................          --        --            --              --        (256,686)            --       (256,686)
                                ----------   -------   -----------    ------------     -----------   ------------    -----------
BALANCE DECEMBER 31, 2001.....  50,004,474   $50,004   $10,052,515    $    743,234     $(8,753,323)  $         --    $ 2,092,430
                                ==========   =======   ===========    ============     ===========   ============    ===========

   The accompanying notes are an integral part of these financial statements.

                              ZAP.COM CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BUSINESS AND ORGANIZATION

     Zapata Corporation ("Zapata") formed Zap.Com for the purpose of creating and operating a global network of independently owned web sites. In April 1999, Zap.Com announced its plan to establish the ZapNetwork by connecting web sites through a proprietary multi-functional, portal-like Internet banner known as the ZapBox. Zap.Com intended to distribute advertising and e-commerce opportunities over this network. From its inception on April 2, 1998 through November 12, 1999, Zap.Com operated as a wholly owned subsidiary of Zapata. In November 1999, Zapata and two of its directors invested $10 million of equity in Zap.Com. On November 12, 1999, Zapata distributed to its stockholders 477,742 shares of Zap.Com common stock, leaving Zapata as the holder of approximately 98 percent of Zap.Com's outstanding common stock. On November 30, 1999, Zap.Com's stock began to trade on NASD's OTC Electronic Bulletin Board under the symbol "ZPCM," establishing Zap.Com as a separate public company

     During 1999 and 2000, Zap.Com engaged primarily in the research and investigation of the Internet industry, the development of the Company's business model, the establishment of strategic relationships to provide Internet connectivity and technology systems to support the ZapNetwork, the development of the ZapBox and the Zap.Com homepage, the filing of patent and trademark applications and the solicitation of web sites to join the ZapNetwork.

     On December 15, 2000, the Zap.Com Board of Directors concluded that Zap.Com's operations were not likely to become profitable in the foreseeable future and therefore, it was in the best interest of the Company and its stockholders to cease all Internet operations. Since that date, Zap.Com has terminated all salaried employees, all signed agreements with web site owners who joined the ZapNetwork, and all third party contractual relationships entered into in connection with its Internet business. The Company had no other significant activities during 2001 other than completing the termination of its Internet operations and complying with its reporting requirements under the Securities Exchange Act of 1934.

     Management believes that it has sufficient resources to satisfy its existing and contingent liabilities and its anticipated operating expenses for at least the next twelve months.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

     The accompanying financial statements are presented as if the Company had existed as a corporation separate from Zapata Corporation for the periods presented and include the historical assets, liabilities, revenues and expenses that are directly related to the business that comprised the Company's operations.

     General and administrative expenses reflected in the financial statements include allocations of certain corporate expenses from Zapata for which management took into consideration including such factors as personnel, space, estimates of time spent to provide services, and other appropriate bases. Management believes the foregoing allocations of these costs were made on a reasonable basis; however, they do not necessarily equal the costs that would have been or will be incurred by the Company prospectively. However, Zapata has waived its rights to receive these reimbursements since May 1, 2000. Costs that would have been incurred by the Company represent less than 3% of general and administrative expenses. See Note 10.

     The financial information included herein may not necessarily reflect the financial position and results of operations of the Company in the future or what the financial position and results of operations of the Company would have been had it been a separate, stand-alone company during the periods covered.

                              ZAP.COM CORPORATION

  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. Cash and cash equivalents represent government debt instruments that are carried at cost, which approximates market.

  PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation of property and equipment is computed by the straight-line method at rates expected to amortize the cost of the property and equipment, net of salvage value, over their estimated useful lives. Estimated useful lives of assets acquired new, determined as of the date of acquisition are 3-5 years. Replacements and major improvements are capitalized; maintenance and repairs are charged to expense as incurred. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the accounts. Any resulting gains or losses are included in the statement of operations.

  INTERNAL USE SOFTWARE

     The Company capitalizes software for internal use in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires certain direct development costs associated with internal use software to be capitalized including external direct costs of material and services and payroll costs for employees devoting time to the software projects. These costs are amortized over the useful life of the software beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage as well as for maintenance and training are expensed as incurred. Internal use software is amortized over three years. As a result of ceasing Internet operations, the Company wrote-off all internal use software.

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

                              ZAP.COM CORPORATION

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

  SEGMENTS

     Effective January 1, 1999, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has determined that it does not have any separately reportable business segments as of December 31, 2001 and December 31, 2000.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  RECLASSIFICATION

     During 2001, certain reclassifications of prior year information have been made to conform to the current year presentation. These reclassifications had no effect on net income.

                              ZAP.COM CORPORATION

  RECENT ACCOUNTING PRONOUNCEMENTS

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

     During April 2000, Zap.Com decided to modify the relationship that it had previously proposed to potential ZapNetwork members. Zap.Com changed the compensation to ZapNetwork members to revenue sharing payments based on banner advertising and participation in the ZapNetwork unique user stock bonus

                              ZAP.COM CORPORATION
plan. On May 10, 2000 the SEC declared the effectiveness of the post-effective amendment to the registration statement on Form S-1 that sets forth this new distribution plan. Zap.Com accounted for the commitment to issue shares and the associated expense at their fair value as prescribed by the principles of the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 96-18, "Accounting For Equity Instruments That Are Issued to Other Than Employees For Acquiring, Or In Conjunction With Selling Goods or Services."

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

     As of December 31, 2001 and 2000, the Company had accumulated a deficit of $8.8 million and $8.5 million, respectively. As the Company currently has no means by which to generate revenue, the Company will continue to incur losses in the future.

NOTE 4.  ACCRUED LIABILITIES:

     Accrued liabilities consist of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Accrued audit and legal costs...............................  $ 35,726   $ 79,700
Accrued printing costs......................................    67,775     53,433
Contract termination accrual (See Note 7)...................        --    597,360
Other accrued expenses......................................        --     27,053
                                                              --------   --------
                                                              $103,501   $757,546
                                                              ========   ========

NOTE 5.  INCOME TAXES

     As a result of net operating losses, the Company has not recorded a provision for income taxes. The components of the deferred tax assets and related valuation allowance at December 31, 2001 and 2000 are as follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
Deferred tax assets:
  Net operating loss carryforwards..........................  $2,889,934   $2,789,827
                                                              ----------   ----------
  Total deferred tax assets.................................   2,889,934    2,789,827
  Less: valuation allowance.................................  (2,889,934)  (2,789,827)
                                                              ----------   ----------
  Net deferred taxes........................................  $       --   $       --
                                                              ==========   ==========

     The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required. As of December 31, 2001 and 2000, Zap.Com had $7,410,088

                              ZAP.COM CORPORATION
and $7,153,402 of net operating loss carryforwards that expire in 2021 and 2020, respectively. In the event there is a change of control in the ownership of Zap.Com, the annual utilization of the net operating losses could be limited.

NOTE 6.  LOSS ON DISPOSAL OF ASSETS

     During the second quarter of 2001, the Company disposed of certain computer equipment no longer needed after ceasing Internet operations and recognized a loss on the disposal of $24,000.

NOTE 7.  IMPAIRMENT OF LONG-LIVED ASSETS

     Based on the Board resolution to cease Internet operations, certain assets were deemed to be impaired and were written-off during the fourth quarter of 2000. Accordingly, $854,000 of asset impairment was required to write off the remaining net book value of the capitalized software. At that time, the capitalized software had accumulated amortization of $252,817. In addition, a prepaid license agreement related to the ZapBox was written off for $19,000.

NOTE 8.  CONTRACT TERMINATION ACCRUAL

     Based on the Board resolution to terminate Internet operations, certain contracts entered into by the Company during its development stage were deemed to have no future value to the company. Accordingly, the Company recognized the expenses and associated accrued liabilities of $597,000 in the fourth quarter of 2000. In the first quarter of 2001, the Company favorably settled its disputes over two of its contracts. The Company reversed previous accruals of $403,000 as income resulting from the settlement amounts being less than the associated accrued liabilities.

NOTE 9.  STOCK OPTIONS AND STOCK ISSUANCE PLANS

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

     Stock appreciation rights are rights to receive, without payment to Zap.Com, cash or shares of common stock with a value determined by reference to the difference between the exercise or strike price of the stock appreciation rights and the fair market value or other specified valuation of the shares at the time of exercise. Stock appreciation rights may be granted in tandem with stock options or separately. As of December 31, 2001 and 2000, there were no stock appreciation rights outstanding.

     Stock awards may consist of shares of common stock and may provide for voting rights and dividend equivalent rights. The Company may specify conditions for awards, including vesting service and performance conditions. Vesting conditions may include, without limitation, provision for acceleration in the case of a change-in-control of Zap.Com, vesting conditions and performance conditions, including, without limitation, performance conditions based on achievement of specific business objectives, increases in specified indices and attaining specified growth measures or rates. As of December 31, 2001 and 2000, there were no stock awards outstanding.

                              ZAP.COM CORPORATION

     The Company issues stock options to executives and key employees that vest ratably during the first three years after issuance and have five-year terms. Vesting is contingent upon continued employment with the Company. A summary of the status of the Company's 1999 Long-Term Incentive Plan is presented below.

                                                                         WEIGHTED AVERAGE
                                                             NUMBER OF    EXERCISE PRICE
                                                              SHARES       (PER SHARE)
                                                             ---------   ----------------
Options Outstanding at December 31, 1998...................        --         $  --
  Granted..................................................   578,000          2.00
  Forfeited................................................        --            --
                                                              -------
Options Outstanding at December 31, 1999...................   578,000          2.00
  Granted..................................................    33,500          7.79
  Forfeited................................................   (91,500)         2.21
                                                              -------
Options Outstanding at December 31, 2000...................   520,000          2.34
  Granted..................................................        --            --
  Forfeited................................................        --            --
                                                              -------
Options Outstanding at December 31, 2001...................   520,000          2.34
                                                              =======

     Additional information with respect to the outstanding options as of December 31, 2001 is as follows:

                                    OPTIONS OUTSTANDING
                  --------------------------------------------------------        OPTIONS EXERCISABLE
                                       WEIGHTED AVERAGE                      ------------------------------
                                          REMAINING       WEIGHTED AVERAGE                 WEIGHTED AVERAGE
   RANGE OF        NUMBER OF SHARES    CONTRACTUAL LIFE    EXERCISE PRICE      NUMBER       EXERCISE PRICE
EXERCISE PRICES      OUTSTANDING          (IN YEARS)        (PER SHARE)      EXERCISABLE     (PER SHARE)
---------------   ------------------   ----------------   ----------------   -----------   ----------------
     $2.00             495,000               3.00              $2.00           330,000          $2.00
      9.00              25,000               3.00               9.00             8,333           9.00
                       -------                                                 -------
                       520,000               3.00               2.34           338,333           2.17
                       =======                                                 =======

     The number of options exercisable and the corresponding weighted average exercise price was 338,333 and $2.17 at December 31, 2001 and 165,000 and $2.00 at December 31, 2000. No options were exercisable as of December 31, 1999.

     The Company has elected to follow the measurement provisions of APB Opinion No. 25, under which no recognition of compensation expense is required for stock options granted to employees for which the exercise price equals or exceeds the fair market value of the stock at the grant date. Options granted in 1999 were granted prior to the Company's public offering. Accordingly, the Company determined there was no compensation expense attributable to these options based on an independent valuation of the Company. All of the options granted in 2000 have an exercise price equal to the fair market value of the stock at the grant date, and therefore have no associated compensation expense. No options were granted in 2001.

     The Company has elected to follow the disclosure only provisions of SFAS No. 123, "Accounting for Stock-based Compensation." The Company uses the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 2000 and 1999, respectively (excluding options both granted and forfeited in the same period): risk-free interest rate of 6.58 percent and 5.92 percent, volatility of 351 percent and 0 percent, expected dividends of 0 percent for both periods, and an expected life of three years for both periods. The weighted average fair value of options granted was $8.98 and $0.35 per share for 2000 and 1999, respectively. No options were granted in 2001.

                              ZAP.COM CORPORATION

     Had compensation expense for the 1999 Plan been determined based on fair value at the grant date consistent with SFAS No. 123, the Company's net loss and net loss per share (basic and diluted) would have been as follows:

                                                  FOR THE        FOR THE        FOR THE
                                                 YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                    2001           2000           1999
                                                ------------   ------------   ------------
Net loss......................................   $(256,686)    $(4,960,904)   $(3,534,940)
Net loss, pro forma...........................   $(385,315)    $(5,087,387)   $(3,550,643)
Net per share (basic and diluted), pro
  forma.......................................   $    (.01)    $      (.10)   $      (.07)

NOTE 10.  RELATED PARTY TRANSACTIONS

     Since its inception, the Company has utilized the services of the management and staff of its majority stockholder, Zapata Corporation, under a shared services agreement that allocated these costs on a percentage of time basis. On May 1, 2000, and again on May 1, 2001, Zapata Corporation waived its rights under the services agreement to be reimbursed for these expenses for a period of one year. No allocations were made during 2001. Total allocations of these costs were $66,000 and $369,000 for the years ended December 31, 2000 and 1999, respectively.

     Zap.Com subleases its office space in Rochester, New York from Zapata Corporation. Under the sublease agreement, annual rental payments are allocated on a cost basis. Under the aforementioned May 1, 2000 and 2001 agreements, Zapata Corporation waived its rights to be reimbursed for rent for a period of one year. No payments were made during 2001. Total rental payments to Zapata were $9,000 and $32,000 for the years ended December 31, 2000 and 1999, respectively.

     In 1999, the Company also received server and network equipment from a related entity to operate its Internet business. The Company recorded the assets at the cost to the transferor of approximately $40,000. No gain or loss was recognized on the transaction.

     As of and prior to November 12, 1999, Zap.Com had satisfied all of its startup and offering costs with borrowings from Zapata. On November 12, 1999, Zapata contributed $8,000,000 in cash and forgave $1,000,000 in intercompany debt from the Company pursuant to the completion of the distribution.

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

                              ZAP.COM CORPORATION

NOTE 11.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                            QUARTER ENDED
                            -----------------------------------------------------------------------
                            MARCH 31, 2001   JUNE 30, 2001   SEPTEMBER 30, 2001   DECEMBER 31, 2001
                            --------------   -------------   ------------------   -----------------
Revenues..................    $      171      $       --         $       --          $       --
Gross income..............           171              --                 --                  --
Total operating (income)
  expense.................      (103,796)        209,937            166,176              80,253
(Income) loss from
  operations..............      (103,967)        209,937            166,176              80,253
Interest income...........        32,761          29,405             19,311              14,236
Net (income) loss.........      (136,728)        180,532            146,865              66,017
Net loss per share (basic
  and diluted)............           .00             .00                .00                 .00
Weighted average shares
  outstanding.............    50,004,474      50,004,474         50,004,474          50,004,474

                            QUARTER ENDED
                            -----------------------------------------------------------------------
                            MARCH 31, 2000   JUNE 30, 2000   SEPTEMBER 30, 2000   DECEMBER 31, 2000
                            --------------   -------------   ------------------   -----------------
Revenues..................    $       --      $       --         $       --          $      325
Gross loss................      (193,203)       (275,357)          (480,943)           (268,741)
Total operating expenses
  (income)................     2,989,509         (28,116)          (125,470)          1,210,310
Loss from operations......     3,182,712         247,241            355,473           1,479,051
Interest income...........        93,863          84,278             73,436              51,996
Net loss..................     3,088,849         162,963            282,037           1,427,055
Net loss per share (basic
  and diluted)............          (.06)            .00               (.01)               (.03)
Weighted average shares
  outstanding.............    50,000,000      50,000,000         50,000,000          50,001,119

                              ZAP.COM CORPORATION

SCHEDULE II

                              ZAP.COM CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                            FOR THE        FOR THE        FOR THE
                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2001           2000           1999
                                                          ------------   ------------   ------------
Valuation allowance for deferred tax asset, at beginning
  of year...............................................   $2,789,827     $1,237,507     $      278
Increase of valuation allowance for certain deferred tax
  assets................................................      100,107      1,552,320      1,237,229
                                                           ----------     ----------     ----------
Balance, at end of year.................................   $2,889,934     $2,789,827     $1,237,507
                                                           ==========     ==========     ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G on Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in the Company's Information Statement relating to its 2002 Annual Meeting of Stockholders (the "2002 Information Statement") to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in response to Items 401 and 405 of Regulation S-K under the Securities Act of 1933, as amended, and the Exchange Act ("Regulation S-K").

ITEM 11.  EXECUTIVE COMPENSATION

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2002 Information Statement in response to Item 402 of Regulation S-K, excluding the material concerning the report on executive compensation and the performance graph specified by paragraphs (k) and (l) of such Item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2002 Information Statement in response to Item 403 of Regulation S-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 13 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2002 Information Statement in response to Item 404 of Regulation S-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) LIST OF DOCUMENTS FILED

     (1) Financial Statements

       Financial statements, Zap.Com Corporation.

       Report of Independent Accountants.

       Balance sheets as of December 31, 2001 and 2000.

       Statements of operations for the years ended December 31, 2001, 2000, and 1999.

       Statements of cash flows for the years ended December 31, 2001, 2000, and 1999.

       Statements of changes in stockholders' equity for the years ended December 31, 2001, 2000, and 1999.

       Notes to financial statements.

     (2) Exhibits

     Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.

EXHIBIT
NO.                         DESCRIPTION OF EXHIBITS
-------                     -----------------------
 3.1      Restated Articles of Incorporation of Zap.Com (Exhibit No.
          3.1)*
 3.2      Amended and Restated By-laws of Zap.Com (Exhibit No. 3.2)*
 4.1      Specimen Stock Certificate (Exhibit No. 4.1)*
 4.2      Warrant dated October 20, 1999 issued to American
          Internetwork Sports Company, LLC (Exhibit No. 4.2)*
 4.3      Zap.Com 1999 Long-Term Incentive Plan (Exhibit No. 4.3)*
10.1      Investment and Distribution Agreement between Zap.Com and
          Zapata (Exhibit No. 10.1)*
10.2      Services Agreement between Zap.Com and Zapata (Exhibit No.
          10.2)*
10.3      Tax Sharing and Indemnity Agreement between Zap.Com and
          Zapata (Exhibit No. 10.3)*
10.4      Registration Rights Agreement between Zap.Com and Zapata
          (Exhibit No. 10.4)*
10.5      Consulting Agreement between Zap.Com and American
          Internetwork Sports Company, LLC (Exhibit No. 10.5)*
10.6      NetGravity Ad Center Services Agreement dated September 30,
          1999 between NetGravity, Inc. and Zap.Com (Exhibit No.
          10.6)*
10.7      Letter Agreement dated October 18, 1999 between EMC, Inc.
          and Zap.Com (Exhibit No. 10.7)*
10.8      Termination Agreement dated January 10, 2000, between
          Zap.Com and DoubleClick, Inc. (successors-in-interest to
          NetGravity, Inc.) (Exhibit 10.8)**
10.9      Internet Services Agreement dated December 28, 1999 between
          Zap.Com and EMC Inc. (Exhibit 10.9)**
10.10     Assignment and Assumption Agreement dated January 10, 2000 between Zap.Com and DoubleClick, Inc. (Exhibit 10.10)**
10.11     Development, License and Services Agreement dated March 2,
          2000 between Zap.Com and Auragen Communications, Inc.
          (Exhibit 10.11)**
23.1      Consent of Independent Accountants
23.2      Report of Independent Accountants on Financial Statement
          Schedule
27.1      Financial Data Schedule

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

Dated: March 18, 2002

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

                   SIGNATURE                                     TITLE                       DATE
                   ---------                                     -----                       ----

               /s/ AVRAM GLAZER                      President and Chief Executive      March 18, 2002
   -----------------------------------------         Officer (Principal Executive
                 Avram Glazer                                  Officer)
                                                             and Director


              /s/ LEONARD DISALVO                 Vice President and Chief Financial    March 18, 2002
   -----------------------------------------       Officer (Principal Financial and
                Leonard DiSalvo                           Accounting Officer)