Form 10-Q
period 2002-03-31
ZAP COM CORP
filed 2002-05-03
CIK 1083243

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (585) 242-2000

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO__.

NUMBER OF SHARES OUTSTANDING (LESS TREASURY SHARES) OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $0.001 PER SHARE, ON MAY 1, 2002: 50,004,474

                               ZAP.COM CORPORATION
                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Balance Sheets as of March 31, 2002 (Unaudited) and
          December 31, 2001.......................................................................... 3

         Unaudited Condensed Statements of Operations for the Three Months Ended
          March 31, 2002 and 2001.................................................................... 4

         Unaudited Condensed Statements of Cash Flows for the Three Months Ended
          March 31, 2002 and 2001.................................................................... 5

         Notes to Unaudited Condensed Financial Statements........................................... 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS................................................................. 8

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................. 11


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.........................................................................  12
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.................................................  12
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...........................................................  12
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................  12
ITEM 5.  OTHER INFORMATION.........................................................................  12
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................................................  12

SIGNATURES.........................................................................................  13

EXHIBITS...........................................................................................  14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES

                               ZAP.COM CORPORATION

                            CONDENSED BALANCE SHEETS

                                                                                        MARCH 31,         DECEMBER 31,
                                                                                          2002               2001
                                                                                      ------------       ------------
                                                                                       (Unaudited)
ASSETS:
Current assets:
   Cash and cash equivalents ...............................................            $2,164,053         $2,167,133
   Interest receivable .....................................................                 3,263              6,194
   Prepaid assets ..........................................................                18,169             25,997
                                                                                      ------------       ------------
      Total current assets .................................................             2,185,485          2,199,324
Property and equipment, net of accumulated depreciation of $1,697 and $1,545                 2,570              2,722
                                                                                      ------------       ------------
      Total assets .........................................................            $2,188,055         $2,202,046
                                                                                      ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts payable ........................................................          $     26,946       $      6,115
   Accrued liabilities .....................................................               109,252            103,501
                                                                                      ------------       ------------
      Total current liabilities ............................................               136,198            109,616
                                                                                      ------------       ------------

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 150,000,000 shares authorized, 0 shares
   issued and outstanding as of March 31, 2002 and December 31, 2001 .......                    --                 --
Common stock, $.001 par value, 1,500,000,000 shares authorized; 50,004,474
   shares issued and outstanding as of March 31, 2002 and December 31, 2001                 50,004             50,004
Additional paid in capital .................................................            10,052,515         10,052,515
Additional paid in capital - warrants ......................................               743,234            743,234
Accumulated deficit ........................................................            (8,793,896)        (8,753,323)
                                                                                      ------------       ------------
   Total stockholders' equity ..............................................             2,051,857          2,092,430
                                                                                      ------------       ------------
   Total liabilities and stockholders' equity ..............................          $  2,188,055       $  2,202,046
                                                                                      ============       ============

    The accompanying notes are an integral part of these condensed financial statements.

                               ZAP.COM CORPORATION

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                        FOR THE                FOR THE
                                                  THREE MONTHS ENDED     THREE MONTHS ENDED
                                                        MARCH 31,             MARCH 31,
                                                          2002                   2001
                                                      ------------           ------------
Revenues ...................................          $         --           $        171
Cost of revenues ...........................                    --                     --
                                                      ------------           ------------
   Gross income ............................                    --                    171
Operating expense (income):
   Sales and marketing .....................                    --                 18,222
   General and administrative ..............                49,521                280,568
   Contract termination settlement .........                    --               (402,586)
                                                      ------------           ------------
      Total operating expense (income) .....                49,521               (103,796)
                                                      ------------           ------------
      (Loss) income from operations ........               (49,521)               103,967
Interest income ............................                 8,948                 32,761
                                                      ------------           ------------
(Loss) income before income taxes ..........               (40,573)               136,728
Income taxes ...............................                    --                     --
                                                      ------------           ------------
Net (loss) income ..........................          $    (40,573)          $    136,728
                                                      ============           ============

Per share data (basic and diluted):

Net (loss) income per share ................          $       0.00           $       0.00
                                                      ============           ============
Weighted average number of common shares and
  common share equivalents outstanding .....            50,004,474             50,004,474
                                                      ============           ============

    The accompanying notes are an integral part of these condensed financial statements.

                               ZAP.COM CORPORATION

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                FOR THE                FOR THE
                                                           THREE MONTHS ENDED     THREE MONTHS ENDED
                                                                MARCH 31,             MARCH 31,
                                                                  2002                  2001
                                                               -----------           -----------
Cash flows used in operating activities:
   Net (loss) income ................................          $   (40,573)          $   136,728
   Adjustments to reconcile net (loss) income to
      net cash used in operating activities:
      Depreciation and amortization .................                  152                 2,717
      Changes in assets and liabilities:
        Decrease in interest receivable .............                2,931                 2,399
        Decrease in prepaid expenses ................                7,828               142,047
        Increase (decrease) in accounts payable .....               20,831              (165,215)
        Increase (decrease) in accrued liabilities ..                5,751              (634,106)
                                                               -----------           -----------
           Total adjustments ........................               37,493              (652,158)
                                                               -----------           -----------
      Net cash used in operating activities .........               (3,080)             (515,430)
                                                               -----------           -----------

Cash flows provided by financing activities:

   Amounts due to stockholder and affiliates ........                   --               287,342
                                                               -----------           -----------
      Net cash flows provided by financing activities                   --               287,342
                                                               -----------           -----------

Net change in cash and cash equivalents .............               (3,080)             (228,088)
Cash and cash equivalents at beginning of period ....            2,167,133             2,761,169
                                                               -----------           -----------
Cash and cash equivalents at end of period ..........          $ 2,164,053           $ 2,533,081
                                                               ===========           ===========

    The accompanying notes are an integral part of these condensed financial statements.

                               ZAP.COM CORPORATION

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

          The unaudited condensed financial statements included herein have been prepared by Zap.Com Corporation ("Zap.Com" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Zap.Com believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Zap.Com's latest Annual Report on Form 10-K filed with the SEC. The results of the operations for the fiscal quarter from January 1, 2002 to March 31, 2002 are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2002.

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

         During the remainder of 2002, Zap.Com's principal activities are expected to be exploring methods to enhance stockholder value. Zap.Com is likely to search for assets or businesses that it can acquire so that it can become an operating company. Zap.Com may also consider developing a new business suitable for its situation. Currently, Zap.Com does not have any existing business operations other than maintaining its status as a public entity.

         Management believes that it has sufficient resources to satisfy its existing and contingent liabilities and its anticipated operating expenses for at least the next twelve months.

Reclassifications

         In order to conform to the 2002 presentation, certain amounts in the 2001 financial statements have been reclassified.

NOTE 2. CONTRACT TERMINATION SETTLEMENT

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

NOTE 3. RELATED PARTY TRANSACTIONS

         Since its inception, the Company has utilized the services of the management and staff of its majority stockholder, Zapata Corporation, under a shared services agreement that allocated these costs on a percentage of time basis. Zap. Com also subleases its office space in Rochester, New York from Zapata Corporation. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata Corporation has waived its rights under the shared services agreement to be reimbursed for these expenses since May 1, 2000. As a result, no allocations were made in the three month periods ended March 31, 2002 and 2001. Due to the Company's ceasing Internet operations in 2000, the costs that would have been incurred by the Company are considered minimal.

NOTE 4. ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The provisions of SFAS No. 142 are effective for all fiscal years beginning after December 15, 2001, and was adopted by the Company January 1, 2002. The adoption of SFAS No. 141 and No. 142 did not have a material effect on the Company's financial position or its results of operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

         CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. This document contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of such safe harbor provisions. Forward-looking statements, which are based upon certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words like "may," "will," "should," "expect," "anticipate," "estimate," "plan," "intend," "believe," "predicts," potential," "continue" and the negative of such terms or other similar or comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot assure you that our expectations will be correct. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. These risks are qualified in their entirety by cautionary language and risk factors set forth in the Company's filings with the Securities and Exchange Commission
(SEC), including the Company's 2001 Annual Report on Form 10-K.

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

RESULTS OF OPERATIONS

         For the three months ended March 31, 2002, Zap.Com recorded a net loss of $41,000 as compared to net income of $137,000 for the three months ended March 31, 2001. Since inception (which commenced on April 2, 1998), Zap.Com has incurred a cumulative net loss of $8.8 million, including $743,000 in non-cash charges associated with warrants issued to American Internetwork Sports and all of the costs associated with the development and implementation of the ZapNetwork, the ZapBox, and the public registration of Zap.Com's common stock.

         For the three months ended March 31, 2002 as compared to the three months ended March 31, 2001, operations consisted of the following:

         Revenues - Zap.Com did not generate any significant revenue for the quarters ended March 31, 2002 and 2001, nor does it presently have any business from which it may generate revenue in the future.

         Cost of revenues - For the quarters ended March 31, 2002 and 2001, the Company incurred no costs of revenue as a result of ceasing all Internet operations.

         Sales and marketing - Sales and marketing expenses consist primarily of customer fulfillment and media relation costs. For the quarter ended March 31, 2002, the Company incurred no sales and marketing expenses, a decrease of $18,000 from the comparative quarter in 2001, reflecting the elimination of media relations and customer fulfillment activity as a result of ceasing all Internet operations.

         General and administrative -- General and administrative expenses consist primarily of legal and accounting services, salaries and wages, printing and filing costs, depreciation and amortization, and various other costs. General and administrative expenses for the quarter ended March 31, 2002 was $50,000 as compared to $281,000 for the quarter ended March 31, 2001. This decrease is a direct result of the decision to cease all Internet operations and terminate all salaried employees. General and administrative expenses for 2001 were comprised of insurance expense and payroll costs for an officer of the Company who was retained through the closing process.

         Contract Termination Settlement - During the first quarter of 2001, the Company favorably settled its disputes over two of its contracts and reversed previous accruals of $403,000 as income resulting from the settlement amounts being less than the associated accrued liabilities. The original expenses and accruals were recorded during the fourth quarter of 2000 after the Board resolution to terminate Internet operations, and certain contracts entered into by the Company during its development stage were deemed to have no future value to the Company.

         Interest Income - Interest income is generated on cash reserves which are invested in short-term U.S. Government Agency securities. Interest earned for the quarter ended March 31, 2002 and 2001 was $9,000 and $33,000, respectively. The decreased interest income for 2002 was primarily a result of significantly lower interest rates on short-term U.S. Government Agency securities as compared to rates in 2001, as well as declining cash reserves available for investment.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2002, Zap.Com has not generated any significant revenue since its inception. As a result, the Company's primary source of liquidity has been its initial capitalization and thereafter the interest income generated on cash reserves invested in short-term US Government Agency securities.

         In November 1999, Zapata contributed to Zap.Com $8,000,000 in cash and forgave $1,000,000 in inter-company debt. Also in November 1999, two Zapata directors, Malcolm Glazer (who beneficially owns 47 percent of Zapata's outstanding common stock) and Avram Glazer, contributed $1,100,000 in cash as payment for 550,000 shares of Zap.Com common stock.

         Since its inception, the Company has utilized services of the management and staff and office space of its majority stockholder, Zapata Corporation, under a shared services agreement that allocated these management costs. Effective May 1, 2000, Zapata has waived its rights under the services agreements to be reimbursed these costs. Should Zapata not renew its waiver, Zap.Com may incur future obligations under the shared services agreement.

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

Cash Flows From Operating Activities

         Cash used in operating activities was $3,000 for the three months ended March 31, 2002 as compared to $515,000 for the same period in 2001. The decrease in cash used in operating activities resulted from the net loss partially offset by the timing of payments related to certain payables and accrued liabilities.

Cash Flows From Financing Activities

         For the three months ended March 31, 2002, the Company had no cash provided by financing activities as compared to $287,000 for the same period in 2001. The decrease in cash flows from financing activities in the current quarter represents the lack of payments made by Zapata on behalf of Zap.Com as compared to the previous quarter.

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

                                                             ZAP.COM CORPORATION
                                                                    (Registrant)

May 3, 2002
                                               By: /s/ LEONARD DISALVO
                                                   -----------------------
                                                       (Vice President and
                                                       Chief Financial Officer)