Form 10-Q
period 2002-06-30
ZAP COM CORP
filed 2002-08-08
CIK 1083243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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
Yes No.

Number of shares outstanding (less treasury shares) of the Registrant’s common stock, par value $0.001 per share, on August 1, 2002: 50,004,474

ZAP.COM CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

ZAP.COM CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS:

Current assets:

Cash and cash equivalents	$2,107,837	$2,167,133

Interest receivable	3,739	6,194

Prepaid assets	10,437	25,997

Total current assets	2,122,013	2,199,324

Property and equipment, net of accumulated depreciation of $1,850 and $1,545	2,418	2,722

Total assets	$2,124,431	$2,202,046

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:

Accounts payable	$—	$6,115

Accrued liabilities	122,167	103,501

Total current liabilities	122,167	109,616

Commitments & Contingencies

Stockholders’ Equity:

Preferred stock, $0.01 par value, 150,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2002 and December 31, 2001	—	—

Common stock, $.001 par value, 1,500,000,000 shares authorized; 50,004,474 shares issued and outstanding as of June 30, 2002 and December 31, 2001	50,004	50,004

Additional paid in capital	10,052,515	10,052,515

Additional paid in capital – warrants	743,234	743,234

Accumulated deficit	(8,843,489)	(8,753,323)

Total stockholders’ equity	2,002,264	2,092,430

Total liabilities and stockholders’ equity	$2,124,431	$2,202,046

The accompanying notes are an integral part of these condensed financial statements.

ZAP.COM CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the	For the
	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2002	2001

Revenues	$—	$—

Cost of revenues	—	—

Gross income	—	—

Operating expense:

General and administrative	58,533	185,585

Loss on disposal of assets	—	24,352

Total operating expense	58,533	209,937

Loss from operations	(58,533)	(209,937)

Interest income	8,940	29,405

Loss before income taxes	(49,593)	(180,532)

Income taxes	—	—

Net loss	$(49,593)	$(180,532)

Per share data (basic and diluted):

Net loss per share	$0.00	$0.00

Weighted average number of common shares and common share equivalents outstanding	50,004,474	50,004,474

	For the	For the
	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2002	2001

Revenues	$—	$171

Cost of revenues	—	—

Gross income	—	171

Operating expense (income):

Sales and marketing	—	18,222

General and administrative	108,054	466,153

Loss on disposal of assets	—	24,352

Contract termination settlement	—	(402,586)

Total operating expense	108,054	106,141

Loss from operations	(108,054)	(105,970)

Interest income	17,888	62,166

Loss before income taxes	(90,166)	(43,804)

Income taxes	—	—

Net loss	$(90,166)	$(43,804)

Per share data (basic and diluted):

Net loss per share	$0.00	$0.00

Weighted average number of common shares and common share equivalents outstanding	50,004,474	50,004,474

The accompanying notes are an integral part of these condensed financial statements.

ZAP.COM CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the	For the
	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2002	2001

Cash flows used in operating activities:

Net loss	$(90,166)	$(43,804)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	304	4,263

Loss on disposal of assets	—	24,352

Changes in assets and liabilities:

Decrease (increase) in interest receivable	2,455	(6,528)

Decrease in prepaid expenses	15,560	256,299

Decrease in accounts payable	(6,115)	(150,840)

Increase (decrease) in accrued liabilities	18,666	(655,624)

Total adjustments	30,870	(528,078)

Net cash used in operating activities	(59,296)	(571,882)

Cash flows provided by financing activities:

Amounts due to stockholder and affiliates	—	1,912

Net cash flows provided by financing activities	—	1,912

Net change in cash and cash equivalents	(59,296)	(569,970)

Cash and cash equivalents at beginning of period	2,167,133	2,761,169

Cash and cash equivalents at end of period	$2,107,837	$2,191,199

The accompanying notes are an integral part of these condensed financial statements.

ZAP.COM CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

         The unaudited condensed financial statements included herein have been prepared by Zap.Com Corporation (“Zap.Com” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Zap.Com believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Zap.Com’s latest Annual Report on Form 10-K filed with the SEC. The results of the operations for the period from January 1, 2002 to June 30, 2002 are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2002.

Business Description

         Zapata Corporation (“Zapata”) formed Zap.Com for the purpose of creating and operating a global network of independently owned web sites. In April 1999, Zap.Com announced its plan to establish the ZapNetwork by connecting web sites through a proprietary multi-functional, portal-like Internet banner known as the ZapBox. Zap.Com intended to distribute advertising and e-commerce opportunities over this network. From its inception on April 2, 1998 through November 12, 1999, Zap.Com operated as a wholly owned subsidiary of Zapata. In November 1999, Zapata and two of its directors invested $10 million of equity in Zap.Com. On November 12, 1999, Zapata distributed to its stockholders 477,742 shares of Zap.Com common stock, leaving Zapata as the holder of approximately 98 percent of Zap.Com’s outstanding common stock. On November 30, 1999, Zap.Com’s stock began to trade on NASD’s OTC Electronic Bulletin Board under the symbol “ZPCM,” establishing Zap.Com as a separate public company

         During 1999 and 2000, Zap.Com engaged primarily in the research and investigation of the Internet industry, the development of the Company’s business model, the establishment of strategic relationships to provide Internet connectivity and technology systems to support the ZapNetwork, the development of the ZapBox and the Zap.Com homepage, the filing of patent and trademark applications and the solicitation of web sites to join the ZapNetwork.

         On December 15, 2000, the Zap.Com Board of Directors concluded that Zap.Com’s operations were not likely to become profitable in the foreseeable future and therefore, it was in the best interest of the Company and its stockholders to cease all Internet operations. Since that date, Zap.Com has terminated all salaried employees, all signed agreements with web site owners who joined the ZapNetwork, and all third party contractual relationships entered into in connection with its Internet business. The Company had no other significant activities during 2001 and the first two quarters of 2002 other than complying with its reporting requirements under the Securities Exchange Act of 1934 and completing the termination of its Internet operations in 2001.

         During the remainder of 2002, Zap.Com’s principal activities are expected to be exploring methods to enhance stockholder value. Zap.Com is likely to search for assets or businesses that it can acquire so that it can become an operating company. Zap.Com may also consider developing a new business suitable for its situation. Currently, Zap.Com does not have any existing business operations other than maintaining its status as a public entity.

         Management believes that the Company has sufficient resources to satisfy its existing and contingent liabilities and its anticipated operating expenses for at least the next twelve months.

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

NOTE 3. RELATED PARTY TRANSACTIONS

         Since its inception, the Company has utilized the services of the management and staff of its majority stockholder, Zapata Corporation, under a shared services agreement that allocated these costs on a percentage of time basis. Zap. Com also subleases its office space in Rochester, New York from Zapata Corporation. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata Corporation has waived its rights under the shared services agreement to be reimbursed for these expenses since May 1, 2000. As a result, no allocations were made in the three month and six month periods ended June 30, 2002 and 2001. Due to the Company’s ceasing Internet operations in 2000, the costs that would have been incurred by the Company are considered minimal.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

         CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. This document contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of such safe harbor provisions. Forward-looking statements, which are based upon certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words like “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “believe,” “predicts,” “potential,” “continue” and the negative of such terms or other similar or comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot assure you that our expectations will be correct. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. These risks are qualified in their entirety by cautionary language and risk factors set forth in the Company’s filings with the Securities and Exchange Commission (SEC), including the Company’s 2001 Annual Report on Form 10-K.

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

         The Company has no preference as a general matter as to whether to issue shares of common stock or cash in making acquisitions and it may use either shares of its common stock or cash, or a combination thereof. The form of the consideration that the Company uses for a particular acquisition will depend upon the form of consideration that the sellers of the business require and the most advantageous way for the Company to account for, or finance the acquisition. To the extent the Company uses capital stock for all or a portion of the consideration to be paid for future acquisitions, existing stockholders may experience significant dilution.

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

RESULTS OF OPERATIONS

         For the three months ended June 30, 2002, Zap.Com recorded a net loss of $50,000 as compared to $181,000 for the three months ended June 30, 2001. Since inception (which commenced on April 2, 1998), Zap.Com has incurred a cumulative net loss of $8.8 million, including $743,000 in non-cash charges associated with warrants issued to American Internetwork Sports and all of the costs associated with the development and implementation of the ZapNetwork, the ZapBox, and the public registration of Zap.Com’s common stock.

         For the three month and six month periods ended June 30, 2002 as compared to the three month and six month periods ended June 30, 2001, operations consisted of the following:

         Revenues – Zap.Com did not generate any significant revenue for the three month and six month periods ended June 30, 2002 and 2001, nor does it presently have any business from which it may generate revenue in the future.

         Cost of revenues – Zap.Com records costs of revenues as those costs associated with generating revenues, such as hosting, bandwidth, communications, ad delivery, content license and capitalized software amortization. For the three month and six month periods ended June 30, 2002 and 2001, the Company incurred no costs of revenue as a result of ceasing all Internet operations.

         Sales and marketing – Sales and marketing expenses consist primarily of customer fulfillment and media relation costs. For the three month and six month periods ended June 30, 2002, the Company incurred no sales and marketing expenses, reflecting the decrease in these expenses as a result of ceasing all Internet operations. The Company incurred $18,000 in sales and marketing expenses during the six months ended June 30, 2001, and no sales and marketing expenses during the three months ended June 30, 2001.

         General and administrative – General and administrative expenses consist primarily of legal and accounting services, salaries and wages (including costs allocated by Zapata pursuant to a services agreement), printing and filing costs, depreciation and various other costs. General and administrative expenses for the quarter ended June 30, 2002 decreased $127,000 or 68% as compared to the quarter ended June 30, 2001. For the six months ended June 30, 2002, general and administrative expenses decreased $358,000 or 77% as compared to the six month period ended June 30, 2001. These decreases are a direct result of ceasing all Internet operations and terminating all salaried employees. General and administrative expenses for 2001 were comprised of insurance expense and payroll costs for an officer of the Company who was retained through the closing process.

         Loss on disposal of assets – No assets were disposed of during the three month and six month periods ended June 30, 2002. During the three month period ended June 30, 2001, the Company disposed of certain computer equipment no longer needed after ceasing Internet operations and recognized a loss on the disposal of $24,000. The Company incurred no additional losses on disposal of assets during the six months ended June 30, 2002.

         Contract Termination Settlement – During the first quarter of 2001, the Company favorably settled its disputes over two of its contracts and reversed previous accruals of $403,000 as income resulting from the settlement amounts being less than the associated accrued liabilities. The original expenses and accruals were recorded during the fourth quarter of 2000 after the Board resolution to terminate Internet operations, and certain contracts entered into by the Company during its development stage were deemed to have no future value to the Company.

         Interest Income – Interest income is generated on cash reserves which are invested in short-term U.S. Government Agency securities. Interest earned for the quarters ended June 30, 2002 and 2001 was $9,000 and $29,000, respectively. For the six months ended June 30, 2002 and 2001, interest income was $18,000 and $62,000, respectively. The decreased interest income for 2002 was primarily a result of significantly lower interest rates on short-term U.S. Government Agency securities as compared to rates in 2001, as well as declining cash reserves available for investment.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2002, Zap.Com has not generated any significant revenue since its inception. As a result, the Company’s primary source of liquidity has been its initial capitalization and thereafter the interest income generated on cash reserves invested in short-term US Government Agency securities.

         In November 1999, Zapata contributed to Zap.Com $8,000,000 in cash and forgave $1,000,000 in inter-company debt. Also in November 1999, two Zapata directors, Malcolm Glazer (who beneficially owns 47 percent of Zapata’s outstanding common stock) and Avram Glazer, contributed $1,100,000 in cash as payment for 550,000 shares of Zap.Com common stock.

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

         Zap.Com currently has effective a shelf registration statement on Form S-1, covering 30,000,000 shares of common stock which Zap.Com may issue from time to time as payment for all or some portion of the purchase price for one or more acquisitions of companies, businesses or assets. In order to effect an acquisition, however, Zap.Com may need additional financing. There is no assurance that any such financing will be available or available on the terms favorable or acceptable to the Company.

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

Cash Flows From Operating Activities

         Cash used in operating activities was $59,000 for the six months ended June 30, 2002 as compared to $572,000 for the same period in 2001. The decrease in cash used in operating activities resulted from the net loss partially offset by the timing of payments related to certain payables and accrued liabilities.

Cash Flows From Financing Activities

         For the six months ended June 30, 2002, the Company had no cash provided by financing activities as compared to $2,000 for the same period in 2001. The decrease in cash flows from financing activities in the current quarter represents the lack of payments made by Zapata on behalf of Zap.Com as compared to the previous period.

Critical Accounting Policies

         The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that require management’s most difficult, subjective or complex judgments are described below. The critical judgments impacting the financial statements include valuation allowances for deferred income taxes and the impairment of assets. In each situation, management is required to make estimates about the effects of matters, or future events that are inherently uncertain. Specifically, in its assessment of impairment of assets, management made estimates of the fair values based upon forecasted revenues and operations. In addition, as the Company does not anticipate generating revenues or taxable income in the foreseeable future, management has reduced its deferred tax assets to an amount that it believes is more likely than not to be realized. The Company used what it believes are reasonable assumptions and where applicable, established valuation techniques in making its estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risks relating to Zap.Com’s operations result primarily from changes in interest rates. Zap.Com invests its cash and cash equivalents in short-term US Government Agency securities with maturities generally not more than 90 days. Due to the short duration and conservative nature of these instruments, the Company does not believe that the value of these instruments have a material exposure to interest rate risk.

PART II. – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

         None.

Item 2. CHANGES IN SECURITIES

         None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Zap.Com held an annual meeting of shareholders on May 21, 2002. Avram A. Glazer, sole director of Zap.Com was re-elected to that position at the meeting. Mr. Glazer received 48,972,258 votes for his election, none against and no abstentions. The other matter voted on at the meeting was the ratification of the Board of Directors’ selection of PricewaterhouseCoopers LLP as Zap.Com’s independent public accountants. That matter was ratified with 48,972,258 votes for, none against and no abstentions.

Item 5. OTHER INFORMATION

         None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

	11	Statement Regarding Computation of Per Share Earnings

	99.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Reports on Form 8-K:

None.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAP.COM CORPORATION (Registrant)

August 8, 2002	By:	/s/ LEONARD DISALVO
(Vice President and Chief Financial Officer)