Form 10-Q
period 2002-09-30
ZAP COM CORP
filed 2002-11-13
CIK 1083243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

(Registrant’s telephone number, including area code): (585) 242-2000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [  ].

Number of shares outstanding (less treasury shares) of the Registrant’s common stock, par value $0.001 per share, on November 12, 2002: 50,004,474

ZAP.COM CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

ZAP.COM CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$2,089,561	$2,167,133
Interest receivable	4,041	6,194
Prepaid assets	2,609	25,997

Total current assets	2,096,211	2,199,324
Property and equipment, net of accumulated depreciation of $2,002 and $1,545	2,265	2,722

Total assets	$2,098,476	$2,202,046

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$831	$6,115
Accrued liabilities	109,896	103,501

Total current liabilities	110,727	109,616

Commitments & Contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value, 150,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2002 and December 31, 2001	—	—
Common stock, $.001 par value, 1,500,000,000 shares authorized; 50,004,474 shares issued and outstanding as of September 30, 2002 and December 31, 2001	50,004	50,004
Additional paid in capital	10,061,250	10,052,515
Additional paid in capital – warrants	743,234	743,234
Accumulated deficit	(8,866,739)	(8,753,323)

Total stockholders’ equity	1,987,749	2,092,430

Total liabilities and stockholders’ equity	$2,098,476	$2,202,046

The accompanying notes are an integral part of these condensed financial statements.

ZAP.COM CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2002	For the Three Months Ended September 30, 2001

Revenues	$—	$—
Cost of revenues	—	—

Gross income	—	—
Operating expense:
General and administrative	31,840	166,176

Total operating expense	31,840	166,176

Loss from operations	(31,840)	(166,176)
Interest income	8,590	19,311

Loss before income taxes	(23,250)	(146,865)
Income taxes	—	—

Net loss	$(23,250)	$(146,865)

Per share data (basic and diluted):
Net loss per share	$0.00	$0.00

Weighted average number of common shares and common share equivalents outstanding	50,004,474	50,004,474

	For the Nine Months Ended September 30, 2002	For the Nine Months Ended September 30, 2001

Revenues	$—	$171
Cost of revenues	—	—

Gross income	—	171
Operating expense (income):
Sales and marketing	—	18,222
General and administrative	139,894	632,329
Loss on disposal of assets	—	24,352
Contract termination settlement	—	(402,586)

Total operating expense	139,894	272,317

Loss from operations	(139,894)	(272,146)
Interest income	26,478	81,477

Loss before income taxes	(113,416)	(190,669)
Income taxes	—	—

Net loss	$(113,416)	$(190,669)

Per share data (basic and diluted):
Net loss per share	$0.00	$0.00

Weighted average number of common shares and common share equivalents outstanding	50,004,474	50,004,474

The accompanying notes are an integral part of these condensed financial statements.

ZAP.COM CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2002	For the Nine Months Ended September 30, 2001

Cash flows used in operating activities:
Net loss	$(113,416)	$(190,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed capital from Zapata for unreimbursed management services and rent	8,735	—
Depreciation and amortization	457	4,415
Loss on disposal of assets	—	24,352
Changes in assets and liabilities:
Decrease (increase) in interest receivable	2,153	(5,965)
Decrease in prepaid expenses	23,388	426,142
Decrease in accounts payable	(5,284)	(164,922)
Increase (decrease) in accrued liabilities	6,395	(640,256)

Total adjustments	35,844	(356,234)

Net cash used in operating activities	(77,572)	(546,903)

Cash flows provided by financing activities:
Amounts due to stockholder and affiliates	—	1,912

Net cash flows provided by financing activities	—	1,912

Net change in cash and cash equivalents	(77,572)	(544,991)
Cash and cash equivalents at beginning of period	2,167,133	2,761,169

Cash and cash equivalents at end of period	$2,089,561	$2,216,178

The accompanying notes are an integral part of these condensed financial statements.

ZAP.COM CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

     The unaudited condensed financial statements included herein have been prepared by Zap.Com Corporation (“Zap.Com” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Zap.Com believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Zap.Com’s latest Annual Report on Form 10-K filed with the SEC. The results of the operations for the fiscal quarter from July 1, 2002 to September 30, 2002 are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2002.

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

     On December 15, 2000, the Zap.Com Board of Directors concluded that Zap.Com’s operations were not likely to become profitable in the foreseeable future and therefore, it was in the best interest of the Company and its stockholders to cease all Internet operations. Since that date, Zap.Com has terminated all salaried employees, all signed agreements with web site owners who joined the ZapNetwork, and all third party contractual relationships entered into in connection with its Internet business. The Company had no other significant activities during 2001 and the first three quarters of 2002 other than complying with its reporting requirements under the Securities Exchange Act of 1934 and completing the termination of its Internet operations in 2001.

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

NOTE 2. CONTRACT TERMINATION SETTLEMENT

     Based on the Board resolution to terminate Internet operations, certain contracts entered into by the Company during its development stage were deemed to have no future value to the company. Accordingly, the Company recognized expenses and associated accrued liabilities in the fourth quarter of 2000. In March of 2001, the Company favorably settled its disputes over two of its contracts. The Company reversed previous accruals of $403,000 as income resulting from the settlement amounts being less than the associated accrued liabilities.

NOTE 3. RELATED PARTY TRANSACTIONS

     Since its inception, the Company has utilized the services of the management and staff of its majority stockholder, Zapata Corporation, under a shared services agreement that allocated these costs on a percentage of time basis. Zap. Com also subleases its office space in Rochester, New York from Zapata Corporation. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata Corporation has waived its rights under the shared services agreement to be reimbursed for these expenses since May 1, 2000. As a result, no allocations were made in the three month and nine month periods ended September 30, 2002 and 2001. Accordingly, approximately $9,000 was recorded as contributed capital for the nine month period ended September 30, 2002.

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

     During 2000, Zap.Com entered into agreements with 10 web sites to join its network. The Company, however, did not recognize any material revenue during 2000 or establish a source of revenue. On December 15, 2000, the Zap.Com Board of Directors concluded that Zap.Com’s operations were not likely to become profitable in the foreseeable future and therefore, it was in the best interest of the Company and its stockholders to cease all Internet operations. Since that date, Zap.Com has terminated all salaried employees, all signed agreements with web site owners who joined the ZapNetwork, and all third party contractual relationships entered into in connection with its Internet business. The Company had no other significant activities during 2001 and the first three quarters of

2002 other than complying with its reporting requirements under the Securities Exchange Act of 1934 and completing the termination of its Internet operations in 2001.

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

RESULTS OF OPERATIONS

     For the three months ended September 30, 2002, Zap.Com recorded a net loss of $23,000 as compared to a net loss of $147,000 for the three months ended September 30, 2001. Since inception (which commenced on April 2, 1998), Zap.Com has incurred a cumulative net loss of $8.9 million, including $743,000 in non-cash charges associated with warrants issued to American Internetwork Sports and all of the costs associated with the development and implementation of the ZapNetwork, the ZapBox, and the public registration of Zap.Com’s common stock.

     For the three month and nine month periods ended September 30, 2002 as compared to the three month and nine month periods ended September 30, 2001, operations consisted of the following:

     Revenues – Zap.Com did not generate any significant revenue for the three month and nine month periods ended September 30, 2002 and 2001, nor does it presently have any business from which it may generate revenue in the future.

     Cost of revenues – Zap.Com records costs of revenues as those costs associated with generating revenues, such as hosting, bandwidth, communications, ad delivery, content license and capitalized software amortization. For the three month and nine month periods ended September 30, 2002 and 2001, the Company incurred no costs of revenue as a result of ceasing all Internet operations.

     Sales and marketing – Sales and marketing expenses consist primarily of customer fulfillment and media relation costs. For the three month and nine month periods ended September 30, 2002, the Company incurred no sales and marketing expenses in comparison to $18,000 in sales and marketing expenses incurred by the Company during the nine months ended September 30, 2001, reflecting the decrease in these expenses as a result of ceasing all Internet operations. The Company incurred no sales and marketing expenses during the three months ended September 30, 2001.

     General and administrative – General and administrative expenses consist primarily of legal and accounting services, salaries and wages (including costs allocated by Zapata pursuant to a services agreement), printing and filing costs, depreciation and various other costs. General and administrative expenses for the quarter ended September 30, 2002 decreased $134,000 or 81% as compared to the quarter ended September 30, 2001. For the nine months ended September 30, 2002, general and administrative expenses decreased $492,000 or 78% as compared to the nine month period ended September 30, 2001. These decreases are a direct result of ceasing all Internet operations and terminating all salaried employees. General and administrative expenses for 2001 were comprised of insurance expense and payroll costs for an officer of the Company who was retained through the closing process. The Company incurred no salaries and wages expense during 2002.

     Loss on disposal of assets – No assets were disposed of during the three month and nine month periods ended September 30, 2002 or during the three month period ended September 30, 2001. During the nine month period ended September 30, 2001, the Company disposed of certain computer equipment no longer needed after ceasing Internet operations and recognized a loss on the disposal of $24,000.

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

     Interest Income – Interest income is generated on cash reserves which are invested in short-term U.S. Government Agency securities. Interest earned for the quarters ended September 30, 2002 and 2001 was $9,000 and $19,000, respectively. For the nine months ended September 30, 2002 and 2001, interest income was $26,000 and $81,000, respectively. The decreased interest income for 2002 was primarily a result of significantly lower interest rates on short-term U.S. Government Agency securities as compared to rates in 2001, as well as declining cash reserves available for investment.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2002, Zap.Com has not generated any significant revenue since its inception. As a result, the Company’s primary source of liquidity has been its initial capitalization and thereafter the interest income generated on cash reserves invested in short-term US Government Agency securities.

     In November 1999, Zapata contributed to Zap.Com $8,000,000 in cash and forgave $1,000,000 in inter-company debt. Also in November 1999, two Zapata directors, Malcolm Glazer (who beneficially owns 47 percent of Zapata’s outstanding common stock) and Avram Glazer, contributed $1,100,000 in cash as payment for 550,000 shares of Zap.Com common stock.

     Since its inception, the Company has utilized services of the management and staff and office space of its majority stockholder, Zapata Corporation, under a shared services agreement that allocated these costs. Effective May 1, 2000, Zapata has waived its rights under the services agreements to be reimbursed these costs. For 2002, the waived amount was deemed contributed capital, but should Zapata not renew its waiver, Zap.Com may incur future cash payments under the shared services agreement.

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

Cash Flows From Operating Activities

     Cash used in operating activities was $78,000 for the nine months ended September 30, 2002 as compared to $547,000 for the same period in 2001. The decrease in cash used in operating activities resulted from the net loss partially offset by the timing of payments related to certain payables and accrued liabilities.

Cash Flows From Financing Activities

     For the nine months ended September 30, 2002, the Company had no cash provided by financing activities as compared to $2,000 for the same period in 2001. The decrease in cash flows from financing activities in the current year represents the elimination of payments made by Zapata on behalf of Zap.Com as compared to the previous period.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-14(c) and 15-d-14(c)) within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that as of November 13, 2002, the date of the conclusion of the evaluation, (the

“Evaluation Date”) the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file of submit under the Exchange Act is recorded processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls

Further, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect our disclosure controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 2.	CHANGES IN SECURITIES

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

	11	Statement Regarding Computation of Per Share Earnings

	99.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Reports on Form 8-K:

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAP.COM CORPORATION
(Registrant)

November 13, 2002

	By: /s/	LEONARD DISALVO

(Vice President and
Chief Financial Officer)

CERTIFICATION UNDER SECTION 302(a) OF THE
SARBANES-OXLEY ACT OF 2002

Certification of Principal Executive Officer

I, Avram A. Glazer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Zap.Com Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ AVRAM A, GLAZER

Avram A. Glazer
President and CEO

CERTIFICATION UNDER SECTION 302(A) OF THE
SARBANES-OXLEY ACT OF 2002

Certification of Principal Financial Officer

I, Leonard DiSalvo, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Zap.Com Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ LEONARD DISALVO

Leonard DiSalvo
Vice President – Finance and CFO