Form 10-K
period 2002-12-31
ZAP COM CORP
filed 2003-03-24
CIK 1083243

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



             For the Fiscal year ended December 31, 2002



                                   or




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM             TO

                       COMMISSION FILE NUMBER: 000-27729

                              ZAP.COM CORPORATION
             (Exact name of Registrant as specified in its charter)

                      NEVADA                                            74-0571159
          (State or other jurisdiction of                            (I.R.S. Employer
          incorporation or organization)                            Identification No.)

          100 MERIDIAN CENTRE, SUITE 350                                   14618
                   ROCHESTER, NY                                        (Zip Code)
     (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (585) 242-2000

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) of the Act:

                              Title of Each Class:
                         COMMON STOCK, $0.001 PAR VALUE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] or No [ ].

    Indicate by "X" whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2002 (the last business day of the registrant's most recently completed second fiscal quarter) was $68,755. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors, corporate officers and holders of 10% or more of the Company's common stock. As of March 14, 2003, the Registrant had outstanding 50,004,474 shares common stock, $0.001 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the Registrant's Definitive Proxy Statement for its 2003 Annual Meeting of Stockholders, which the Company plans to file with the Securities and Exchange Commission pursuant to Regulations 14A, on or prior to April 30, 2003, are incorporated by reference in Part III (Items 10, 11, 12, and 13) of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Description of Business.....................................    2
            General...................................................    2
            Financial Information about Industry Segments.............    3
            Competition...............................................    3
            Intellectual Property.....................................    3
            Regulatory Matters........................................    4
            Employees.................................................    4
Item 2.   Properties..................................................    4
Item 3.   Legal Proceedings...........................................    4
Item 4.   Submission of Matters to a Vote of Security Holders.........    4

                                  PART II
Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................    4
Item 6.   Selected Financial Data.....................................    5
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    5
            Forward Looking Statements................................    5
            Results of Operations.....................................    6
            Liquidity and Capital Resources...........................    8
            Recent Accounting Pronouncements..........................    9
            Critical Accounting Policies..............................    9
            Significant Factors That Could Affect Future Performance
          and Forward-Looking Statements..............................    9
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   14
Item 8.   Financial Statements and Supplementary Data.................   15
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   27

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   27
Item 11.  Executive Compensation......................................   28
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................   28
Item 13.  Certain Relationships and Related Transactions..............   28

                                  PART IV
Item 14.  Controls and Procedures.....................................   28
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   29

                           FORWARD-LOOKING STATEMENTS

     CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. This document contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of such safe harbor provisions. Forward-looking statements, which are based upon certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believes," "expects,", "intends," "anticipates," "plans," "seeks," "estimates," "projects" or similar expressions. The ability of the Company to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors which may cause actual results to differ materially from the forward-looking statements contained herein or in other public statements by the Company are described under the caption "Part II -- Item 7 Management Discussion and Analysis of Financial Condition and Results of Operation-Significant Factors That Could Affect Future Performance and Forward-Looking Statements" appearing in this Report and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission ("SEC"), press releases and other communications. The Company assumes no obligation to update forward-looking statements or to update the reasons actual results could differ from those projected in the forward-looking statements.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     Zap.Com Corporation ("Zap.Com" or the "Company") was founded by Zapata Corporation ("Zapata") (NYSE:ZAP) in April 1998 as a Nevada corporation. Zap.Com's principal corporate offices are located at 100 Meridian Centre, Suite 350, Rochester, New York 14618.

     Zapata formed Zap.Com for the purpose of creating and operating a global network of independently owned web sites. In April 1999, Zap.Com announced its plan to establish the ZapNetwork by connecting web sites through a proprietary multi-functional, portal-like Internet banner known as the ZapBox. Zap.Com intended to distribute advertising and e-commerce opportunities over this network. From its inception on April 2, 1998 through November 12, 1999, Zap.Com operated as a wholly owned subsidiary of Zapata. In November 1999, Zapata and two of its directors invested $10.1 million of equity in Zap.Com. On November 12, 1999, Zapata distributed to its stockholders 477,742 shares of Zap.Com common stock, leaving Zapata as the holder of approximately 98 percent of Zap.Com's outstanding common stock. On November 30, 1999, Zap.Com's stock began to trade on NASD's OTC Electronic Bulletin Board under the symbol "ZPCM," establishing Zap.Com as a separate public company.

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

     On December 15, 2000, the Zap.Com Board of Directors concluded that Zap.Com's operations were not likely to become profitable in the foreseeable future and therefore, it was in the best interest of the Company and its stockholders to cease all Internet operations. Zap.Com terminated all salaried employees and all third party contractual relationships entered into in connection with its Internet business.

     Since ceasing its Internet operations, the Company has had no existing business operations, other than to comply with its reporting requirements under the Securities Exchange Act of 1934. Currently, Zap.Com's principal activities are exploring methods to enhance stockholder value. Zap.Com is likely to search for assets or businesses that it can acquire so that it can become an operating company. Zap.Com may also consider developing a new business suitable for its situation.

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

EMPLOYEES

     Since terminating its Internet operations, Zap.Com has had two employees, Avram Glazer, President and CEO, and Leonard DiSalvo, VP-Finance and Chief Financial Officer. Neither Mr. Glazer nor Mr. DiSalvo receive a salary from Zap.Com and currently devote a significant portion of their business time to Zapata, where they hold the same offices. Both of these officers, however, will devote such time to Zap.Com's affairs as is required to perform their duties to Zap.Com.

ITEM 2.  PROPERTIES

     Zap.Com's headquarters are located in Rochester, New York, in space subleased to it by Zapata on a month-to-month basis. Zapata has advised Zap.Com that it has waived its rights to collect rent until future notice.

ITEM 3.  LEGAL PROCEEDINGS

     As of the date of this report, Zap.Com is not involved in any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of Zap.Com's stockholders during the fourth quarter of Fiscal 2002.

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

     The following table presents quarterly high and low prices for the Company's common stock reported by the OTC electronic bulletin board for the periods indicated:

                                   12/31/02   9/30/02   6/30/02   3/31/02   12/31/01   9/30/01   6/30/01   3/31/01
                                   --------   -------   -------   -------   --------   -------   -------   -------
High sales price.................   $0.15      $0.18     $0.08     $0.40     $0.55      $0.55     $0.56     $0.75
Low sales price..................    0.01       0.05      0.05      0.05      0.19       0.20      0.25      0.25
Dividends declared...............      --         --        --        --        --         --        --        --

     The level of trading in the Company's common stock has been sporadic and limited.

     The Company has been advised that several NASD member firms are currently acting as market makers for the Company's common stock. There is no assurance that an active trading market will develop which will provide liquidity for the Company's stockholders.

     As of March 14, 2003, the closing price reported on the OTC electronic bulletin board for our common stock was $0.02. As of such date there were approximately 1500 holders of record of our common stock. This number does not include the stockholders for whom shares are held in a "nominee" or "street" name.

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

                                                                                      FROM APRIL 2, 1998
                            FOR THE        FOR THE        FOR THE        FOR THE      (DATE OF INCEPTION)
                           YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED          THROUGH
                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,      DECEMBER 31,
                              2002           2001         2000(1)        1999(2)             1998
                          ------------   ------------   ------------   ------------   -------------------
INCOME STATEMENT DATA:
Revenues................  $        --    $       171    $       325    $        --        $        --
Loss from operations....     (154,416)      (352,399)    (5,264,477)    (3,589,099)              (793)
Interest income.........       34,148         95,713        303,573         54,159                 --
Net loss................     (120,268)      (256,686)    (4,960,904)    (3,534,940)              (793)
Per share data (basic
  and diluted)
Net loss per share......         (.00)          (.01)          (.10)          (.07)              (.00)
Weighted average common
  shares and Common
  share equivalents
  outstanding...........   50,004,474     50,004,474     50,000,282     49,525,342         49,450,000

                                 DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                     2002           2001           2000           1999           1998
                                 ------------   ------------   ------------   ------------   ------------
BALANCE SHEET DATA:
Cash and cash equivalents......   $2,063,812     $2,167,133     $2,761,169     $7,579,363       $  --
Total assets...................    2,087,801      2,202,046      3,270,467      8,488,748          --
Total liabilities..............      103,754        109,521        921,351        753,205        (783)
Total stockholders' equity
  (deficit)....................    1,984,047      2,092,525      2,349,116      7,735,543        (783)

---------------

(1) Zap.Com ceased all Internet operations in December 2000. See Note 1 to the Company's Financial Statements included in Item 8 of this report.

(2) In November 1999, Zapata and two of its directors invested a total of $10.1 million in Zap.Com as its initial capitalization.

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

RESULTS OF OPERATIONS

     For the year ended December 31, 2002, Zap.Com recorded a net loss of $120,000. Since inception (which commenced on April 2, 1998), Zap.Com has incurred a cumulative net loss of $8.9 million, including $743,000 in non-cash charges associated with warrants issued to American Internetwork Sports and all of the costs associated with the development and implementation of the ZapNetwork, the ZapBox, and the public registration of Zap.Com's common stock.

     For the year ended December 31, 2002 as compared to the year ended December 31, 2001, operations consisted of the following:

     Revenues. Zap.Com did not generate any significant revenue for years ended December 31, 2002 and 2001, nor does it presently have any business from which it may generate revenue in the future.

     Cost of revenues. As a result of ceasing all Internet operations, Zap.Com did not incur any cost of revenues for the years ended December 31, 2002 and 2001.

     Sales and marketing. Zap.Com incurred no sales and marketing expenses during 2002 as compared to $18,000 in the prior year which related to media relation costs during the termination of the Company's Internet operations.

     General and administrative. General and administrative expenses consist primarily of legal and accounting services, insurance premiums, printing and filing costs, salaries and wages (including costs allocated by Zapata pursuant to a services agreement), and various other costs. General and administrative expenses for the year ended December 31, 2002 were $154,000 as compared to $713,000 for the year ended December 31, 2000. This decrease primarily relates to a $447,000 decrease in Directors and Officers Liability Insurance expense in 2002 after the Company's carrier reduced premiums pursuant to the ceasing of Internet operations. The decrease is also attributable to an $84,000 reduction in compensation expense in 2002. In 2001, compensation expenses of $96,000 related to salaries during the termination of Internet operations, as compared to compensation expenses of $12,000 in 2002 related to management fees allocated by Zapata Corporation.

     Loss on disposal of assets. No assets were disposed of during 2002. During 2001, the Company disposed of certain computer equipment no longer needed after ceasing Internet operations and recognized a loss on the disposal of $24,000.

     Contract termination (settlement) expenses. No contract termination (settlement) expenses were recorded by the Company during 2002. During 2001, the Company favorably settled its disputes over two of its contracts and reversed previous accruals of $403,000 as income resulting from the settlement amounts being less than the associated accrued liabilities. The original expenses and accruals were recorded during the fourth quarter of 2000 after the Board resolution to terminate Internet operations. At that time, the Company determined that certain outstanding contracts had no future value.

     Interest income. Interest income is generated on cash reserves which are invested in short-term U.S. Government Agency securities. Interest earned for the year ended December 31, 2002 and 2001 was $34,000 and $96,000, respectively. The decreased interest income for 2002 was primarily a result of sustained lower interest rates on short-term U.S. Government Agency securities as compared to rates in 2001, as well as declining cash reserves available for investment.

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

     Sales and marketing. For the year ended December 31, 2001, the Company incurred $18,000 in media relation costs, as compared to $591,000 in the prior year for customer fulfillment and media relation costs. The significant decline in sales and marketing expenses was a result of ceasing Internet operations.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2002, Zap.Com has not generated any significant revenue since its inception. As a result, the Company's primary source of liquidity has been its initial capitalization from Zapata Corporation and two Zapata directors and thereafter the interest income generated on cash reserves invested in short-term US Government Agency securities.

     Since its inception, the Company has utilized services of the management and staff and office space of its majority stockholder, Zapata Corporation, under a shared services agreement that allocated these costs. Effective May 1, 2000, Zapata has waived its rights under the services agreements to be reimbursed these costs. For 2002, the Company recorded the waived amount as contributed capital. Should Zapata not renew its waiver, Zap.Com may incur future cash payments under the shared services agreement.

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

CASH FLOWS FROM OPERATING ACTIVITIES

     Cash used in operating activities was $103,000 for the year ended December 31, 2002 as compared to $596,000 for the prior year. The decrease in cash used in operating activities resulted from a reduction in payments made for accounts payable and accrued liabilities. These payables and liabilities were attributable to the ceasing of Internet operations and were paid during 2001.

     Cash used in operating activities was $596,000 for the year ended December 31, 2001 as compared to $3,937,000 for the previous year. Cash used in operating activities was greater during 2000 because of the focus on growing the Internet operations of the Company, before the decision to cease all Internet operations.

CASH FLOWS FROM INVESTING ACTIVITIES

     The Company had no cash provided by or used in investing activities for the years ended December 31, 2002 and 2001 as compared to $836,000 used in the year ended December 31, 2000. The decrease is a result of the Company incurring no further capital additions after the December 2000 decision to cease all Internet operations.

CASH FLOWS FROM FINANCING ACTIVITIES

     For the year ended December 31, 2002, the Company had no cash provided by financing activities as compared to $2,000 for 2001. The decrease in cash flows from financing activities in the current year represents the elimination of payments made by Zapata on behalf of Zap.Com as compared to the previous period.

     Cash provided by financing activities was $2,000 for the year ended December 31, 2001, compared to cash used in financing activities of $45,000 for the prior year. The decrease in cash flows from financing activities represents the elimination of all intercompany receivables and payables with affiliates.

RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The Interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. Zap.Com does not expect this Interpretation to have a material impact on its financial position or results of operations.

     In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. Although the Company continues to account for stock-based compensation according to APB 25, the Company has adopted the required disclosure provisions under SFAS No. 148 at December 31, 2002. As a result of the Company's continued use of the intrinsic value method of accounting for stock-based compensation, the transition provisions will not have an effect of the Company's financial position or results of operations.

CRITICAL ACCOUNTING POLICIES

     The discussion and analysis of Zap.Com's financial condition and results of operations are based upon financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that require management's most difficult, subjective or complex judgments are described below. The Company believes that the critical judgments impacting the financial statements include:

     - Valuation allowances for deferred income taxes, and

     - Impairment of long-lived assets.

     The Company reduces its deferred tax assets to an amount that it believes is more likely than not to be realized. In so doing, the Company estimates future taxable income in determining if any valuation allowance is necessary. As a result, the Company recorded a full valuation allowance against the deferred tax assets for the years ended December 31, 2002 and 2001.

     Zap.Com reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on Zap.Com's ability to recover the carrying value of the asset from the expected future cash flows. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement requires management to estimate future cash flows and the fair value of long-lived assets. As of December 31, 2001, Zap.Com held approximately $2,000 in long-lived assets.

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

  THERE IS NO ASSURANCE OF CONTINUED PUBLIC TRADING MARKET AND BECOMING A LOW PRICED SECURITY MAY AFFECT MARKET VALUE OF STOCK.

     To date, there has been only a limited public market for our common stock. Our common stock is currently quoted on the Over the Counter Bulletin Board. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of our stock. Upon the filing of this 10-K containing audited financial statements, our stock will become subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the U.S. Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions that we no longer meet). For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Included in this document are the following:

     - the bid and offer price quotes in and for the "penny stock," and the number of shares to which the quoted prices apply,

     - the brokerage firm's compensation for the trade, and

     - the compensation received by the brokerage firm's sales person for the trade.

     In addition, the brokerage firm must send the investor:

     - a monthly account statement that gives an estimate of the value of each "penny stock" in the investor's account, and

     - a written statement of the investor's financial situation and investment goals.

     If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker/dealer, the broker/dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker/dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the Commission's rules may limit the number of potential purchasers of the shares of our common stock.

     Resale restrictions on transferring "penny stocks" are sometimes imposed by some states, which may make transaction in our stock more difficult and may reduce the value of the investment. Various state securities laws pose restrictions on transferring "penny stocks" and as a result, investors in our common stock may have the ability to sell their shares of our common stock impaired.

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

  WE HAVE LIABILITIES AS A MEMBER OF ZAPATA'S CONSOLIDATED TAX GROUP.

     We have been, and expect to continue to be for the foreseeable future, a member of Zapata's consolidated tax group under federal income tax law until the Zap.Com securities held by Zapata do not constitute either 80 percent or greater of the voting power or the market value of Zap.Com's outstanding stock. Each member of a consolidated group for federal income tax purposes is jointly and severally liable for the federal income tax liability of each other member of the consolidated group. Similar rules may apply under state income tax laws. Although we have entered into a tax sharing and indemnity agreement with Zapata, if Zapata or members of its consolidated tax group (other than us) fail to pay tax liabilities arising prior to the time that we are no longer a member of Zapata's consolidated tax group, we could be required to make payments in respect of these tax liabilities and these payments could materially adversely affect our financial condition.

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

     The warrants issued to American Internetwork Sports became fully vested after the December 2000 decision to cease operations. See Note 12 to the Company's Financial Statements included in Item 8 of this report. All of the shares issued to American Internetwork Sports upon exercise of the warrants will be available for public resale under Rule 144 following the expiration of a one year holding period commencing upon the issuance of shares after the exercise of the warrants and compliance with the other requirements of Rule 144. Further, Zap.Com is required to register the shares issued upon exercise of the warrants on a registration statement on Form S-8, upon the demand of American Internetwork Sports.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Zap.Com Corporation

     In our opinion, the accompanying balance sheets and the related statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Zap.Com Corporation at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Rochester, New York
February 26, 2003

                              ZAP.COM CORPORATION

                                 BALANCE SHEETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
ASSETS:
Current assets:
  Cash and cash equivalents.................................  $ 2,063,812    $ 2,167,133
  Interest receivable.......................................        1,876          6,194
  Prepaid assets............................................       20,000         25,997
                                                              -----------    -----------
          Total current assets..............................    2,085,688      2,199,324
Property and equipment, net of accumulated depreciation of
  $2,154 and $1,545.........................................        2,113          2,722
                                                              -----------    -----------
            Total assets....................................  $ 2,087,801    $ 2,202,046
                                                              ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable..........................................  $    17,230    $     6,020
  Accrued liabilities.......................................       86,524        103,501
                                                              -----------    -----------
          Total current liabilities.........................      103,754        109,521
                                                              -----------    -----------
COMMITMENTS & CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value, 150,000,000 shares
     authorized, 0 shares issued and outstanding as of
     December 31, 2002 and December 31, 2001................           --             --
  Common stock, $.001 par value, 1,500,000,000 shares
     authorized;
     50,004,474 shares issued and outstanding as of December
     31, 2002 and 2001, respectively........................       50,004         50,004
  Additional paid in capital................................   10,064,305     10,052,515
  Additional paid in capital -- warrants....................      743,234        743,234
  Accumulated deficit.......................................   (8,873,496)    (8,753,228)
                                                              -----------    -----------
          Total stockholders' equity........................    1,984,047      2,092,525
                                                              -----------    -----------
          Total liabilities and stockholders' equity........  $ 2,087,801    $ 2,202,046
                                                              ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                              ZAP.COM CORPORATION

                            STATEMENTS OF OPERATIONS

                                                        FOR THE YEAR   FOR THE YEAR   FOR THE YEAR
                                                           ENDED          ENDED          ENDED
                                                        DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                            2002           2001           2000
                                                        ------------   ------------   ------------
Revenues..............................................  $        --    $       171    $       325
Cost of revenues......................................           --             --      1,218,569
                                                        -----------    -----------    -----------
  Gross income (loss).................................           --            171     (1,218,244)
Operating expenses:
  Product development.................................           --             --        146,293
  Sales and marketing.................................           --         18,222        591,102
  General and administrative..........................      154,416        712,582      2,266,363
  Consulting income...................................           --             --       (428,042)
  Loss on disposal of assets..........................           --         24,352             --
  Impairment of long-lived assets.....................           --             --        873,157
  Contract termination (settlement) expenses..........           --       (402,586)       597,360
                                                        -----------    -----------    -----------
          Total operating expenses....................      154,416        352,570      4,046,233
                                                        -----------    -----------    -----------
          Loss from operations........................     (154,416)      (352,399)    (5,264,477)
Interest income.......................................       34,148         95,713        303,573
                                                        -----------    -----------    -----------
Loss before income taxes..............................     (120,268)      (256,686)    (4,960,904)
Income taxes (Note 5).................................           --             --             --
                                                        -----------    -----------    -----------
Net loss..............................................  $  (120,268)   $  (256,686)   $(4,960,904)
                                                        ===========    ===========    ===========
Per share data (basic and diluted):
Net loss per share....................................  $      (.00)   $      (.01)   $      (.10)
                                                        ===========    ===========    ===========
  Weighted average number of common shares and common
     share equivalents outstanding....................   50,004,474     50,004,474     50,000,282
                                                        ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                              ZAP.COM CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                          FOR THE        FOR THE        FOR THE
                                                         YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                        DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                            2002           2001           2000
                                                        ------------   ------------   ------------
Cash flows from operating activities:
  Net loss............................................   $ (120,268)    $ (256,686)   $ (4,960,904)
  Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation and amortization....................          609          4,568         263,689
     Contributed capital from Zapata for unreimbursed
       Management services and rent...................       11,790             --              --
     Consulting income................................           --             --        (428,042)
     Stock bonus expense..............................           --             --           2,519
     Impairment of long-lived assets..................           --             --         873,157
     Loss on disposal of assets.......................           --         24,352              --
     Changes in assets and liabilities:
       Interest receivable............................        4,318         (1,935)         41,655
       Prepaid expenses...............................        5,997        447,400          57,113
       Accounts payable...............................       11,210       (159,602)       (133,821)
       Accrued liabilities............................      (16,977)      (654,045)        347,367
                                                         ----------     ----------    ------------
          Total adjustments...........................       16,947       (339,262)      1,023,637
                                                         ----------     ----------    ------------
       Net cash used in operating activities..........     (103,321)      (595,948)     (3,937,267)
                                                         ----------     ----------    ------------
Cash flows from investing activities:
  Capital additions for software development costs....           --             --        (835,527)
                                                         ----------     ----------    ------------
       Net cash flows used in investing activities....           --             --        (835,527)
                                                         ----------     ----------    ------------
Cash flows from provided by financing activities:
  Amounts received from (paid to) stockholder and
     affiliates.......................................           --          1,912         (45,400)
                                                         ----------     ----------    ------------
       Net cash flows provided by (used in) financing
          activities..................................           --          1,912         (45,400)
                                                         ----------     ----------    ------------
Net change in cash and cash equivalents...............     (103,321)      (594,036)     (4,818,194)
Cash and cash equivalents at beginning of period......    2,167,133      2,761,169       7,579,363
                                                         ----------     ----------    ------------
Cash and cash equivalents at end of period............   $2,063,812     $2,167,133    $  2,761,169
                                                         ==========     ==========    ============
Supplemental schedule of non-cash financing activities
  Decrease from issuance of warrants for consulting
  services -- fair value..............................   $       --     $       --    $(10,756,762)
                                                         ==========     ==========    ============

   The accompanying notes are an integral part of these financial statements.

                              ZAP.COM CORPORATION

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                    COMMON STOCK       ADDITIONAL    ADDITIONAL PAID                   DEFERRED         TOTAL
                                --------------------     PAID IN       IN CAPITAL      ACCUMULATED    CONSULTING    STOCKHOLDERS'
                                  SHARES     AMOUNT      CAPITAL        WARRANTS         DEFICIT       EXPENSE         EQUITY
                                ----------   -------   -----------   ---------------   -----------   ------------   -------------
BALANCE, DECEMBER 31, 1999....  50,000,000   $50,000   $10,050,000    $ 11,499,996     $(3,535,638)  $(10,328,720)   $ 7,735,638
Common stock issued...........       4,474         4            --              --              --             --              4
Consulting expense............          --        --            --     (10,756,762)             --     10,328,720       (428,042)
Stock bonus expense...........          --        --         2,515              --              --             --          2,515
Net loss......................          --        --            --              --      (4,960,904)            --     (4,960,904)
                                ----------   -------   -----------    ------------     -----------   ------------    -----------
BALANCE, DECEMBER 31, 2000....  50,004,474    50,004    10,052,515         743,234      (8,496,542)            --      2,349,211
Net loss......................          --        --            --              --        (256,686)            --       (256,686)
                                ----------   -------   -----------    ------------     -----------   ------------    -----------
BALANCE, DECEMBER 31, 2001....  50,004,474    50,004    10,052,515         743,234      (8,753,228)            --      2,092,525
Contributed capital from
  Zapata for unreimbursed
  management services and
  rent........................          --        --        11,790              --              --             --         11,790
Net loss......................          --        --            --              --        (120,268)            --       (120,268)
                                ----------   -------   -----------    ------------     -----------   ------------    -----------
BALANCE, DECEMBER 31, 2002....  50,004,474   $50,004   $10,064,305    $    743,234     $(8,873,496)            --    $ 1,984,047
                                ==========   =======   ===========    ============     ===========   ============    ===========

   The accompanying notes are an integral part of these financial statements.

                              ZAP.COM CORPORATION

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1.  BUSINESS AND ORGANIZATION

     Zapata Corporation ("Zapata") formed Zap.Com for the purpose of creating and operating a global network of independently owned web sites. In April 1999, Zap.Com announced its plan to establish the ZapNetwork by connecting web sites through a proprietary multi-functional, portal-like Internet banner known as the ZapBox. Zap.Com intended to distribute advertising and e-commerce opportunities over this network. From its inception on April 2, 1998 through November 12, 1999, Zap.Com operated as a wholly owned subsidiary of Zapata. In November 1999, Zapata and two of its directors invested $10.1 million of equity in Zap.Com. On November 12, 1999, Zapata distributed to its stockholders 477,742 shares of Zap.Com common stock, leaving Zapata as the holder of approximately 98 percent of Zap.Com's outstanding common stock. On November 30, 1999, Zap.Com's stock began to trade on NASD's OTC Electronic Bulletin Board under the symbol "ZPCM," establishing Zap.Com as a separate public company.

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

     On December 15, 2000, the Zap.Com Board of Directors concluded that Zap.Com's operations were not likely to become profitable in the foreseeable future and therefore, it was in the best interest of the Company and its stockholders to cease all Internet operations. Zap.Com terminated all salaried employees and all third party contractual relationships entered into in connection with its Internet business.

     Since ceasing its Internet operations, the Company has had no existing business operations, other than to comply with its reporting requirements under the Securities Exchange Act of 1934. Currently, Zap.Com's principal activities are exploring methods to enhance stockholder value. Zap.Com is likely to search for assets or businesses that it can acquire so that it can become an operating company. Zap.Com may also consider developing a new business suitable for its situation.

     Management believes that it has sufficient resources to satisfy its existing and contingent liabilities and its anticipated operating expenses for at least the next twelve months.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

     General and administrative expenses reflected in the financial statements include allocations of certain corporate expenses from Zapata for management services and rent provided under a Shared Services Agreement. Management believes these allocations were made on a reasonable basis; however, they do not necessarily equal the costs that would have been or will be incurred by the Company prospectively. Zapata has waived its rights to receive these reimbursements since May 1, 2000. For the year ended December 31, 2002, the Company recorded the waived amounts as contributed capital. See Note 12.

  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. Cash and cash equivalents represent government debt instruments that are carried at cost, which approximates market.

                              ZAP.COM CORPORATION

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

  IMPAIRMENT OF LONG-LIVED ASSETS

     The Company accounts for impairments and disposals of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144). SFAS No 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," but retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. Pursuant to the provisions of SFAS 144, Zap.Com reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on Zap.Com's ability to recover the carrying value of the asset from the expected future cash flows. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement requires management to estimate future cash flows and the fair value of long-lived assets.

  START-UP COSTS

     In accordance with AICPA SOP 98-5, "Reporting on the Costs of Start-up Activities," the Company expenses all start-up costs, including organization costs, as they are incurred.

  COST OF REVENUES

     Cost of revenues consisted primarily of hosting, bandwidth, communications, ad delivery, and content license fees costs associated with the Company's banner and other Internet properties.

  PRODUCT DEVELOPMENT

     Product development expenses consisted primarily of costs for research, design and development of the Company's proprietary Internet properties.

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

                              ZAP.COM CORPORATION

  STOCK-BASED COMPENSATION

     In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. Although the Company continues to account for stock-based compensation according to APB 25, the Company has adopted the required disclosure provisions under SFAS No. 148 at December 31, 2002. As a result of the Company's continued use of the intrinsic value method of accounting for stock-based compensation, the transition provisions will not have an effect of the Company's financial position or results of operations.

     Had compensation expense for the 1999 Plan been determined based on fair value at the grant date consistent with SFAS No. 123, the Company's net loss and net loss per share (basic and diluted) would have been as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                   -----------------------------------
                                                     2002        2001         2000
                                                   ---------   ---------   -----------
Net loss, as reported............................  $(120,268)  $(256,686)  $(4,960,904)
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards..........................    (57,406)   (128,629)     (126,483)
                                                   ---------   ---------   -----------
Pro forma net loss...............................  $(177,674)  $(385,315)  $(5,087,387)
                                                   =========   =========   ===========
Loss per share:
  Basic and diluted -- as reported...............  $     .00   $    (.01)  $      (.10)
                                                   =========   =========   ===========
  Basic and diluted -- pro forma.................  $     .00   $    (.01)  $      (.10)
                                                   =========   =========   ===========

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

  RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The Interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. Zap.Com does not expect this Interpretation to have a material impact on its financial position or results of operations.

                              ZAP.COM CORPORATION

NOTE 3.  ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
Accrued audit and legal costs...............................    $34,518        $ 35,726
Accrued printing costs......................................     50,206          67,775
Other.......................................................      1,800              --
                                                                -------        --------
  Total accrued liabilities.................................    $86,524        $103,501
                                                                =======        ========

NOTE 4.  STOCKHOLDERS' EQUITY

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

     During April 2000, Zap.Com decided to modify the relationship that it had previously proposed to potential ZapNetwork members. Zap.Com changed the compensation to ZapNetwork members to revenue sharing payments based on banner advertising and participation in the ZapNetwork unique user stock bonus plan. On May 10, 2000 the SEC declared the effectiveness of the post-effective amendment to the registration statement on Form S-1 that sets forth this new distribution plan. Zap.Com accounted for the commitment to issue shares and the associated expense at their fair value as prescribed by the principles of FASB Emerging Issues Task Force Issue No. 96-18, "Accounting For Equity Instruments That Are Issued to Other Than Employees For Acquiring, Or In Conjunction With Selling Goods or Services."

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

                              ZAP.COM CORPORATION

NOTE 5.  INCOME TAXES

     As a result of net operating losses, the Company has not recorded a provision for income taxes. The components of the deferred tax assets and related valuation allowance at December 31, 2002 and 2001 are as follows:

                                                             DECEMBER 31,   DECEMBER 31,
                                                                 2002           2001
                                                             ------------   ------------
Deferred tax assets:
  Net operating loss carryforwards.........................  $ 2,936,752    $ 2,889,934
                                                             -----------    -----------
  Total deferred tax assets................................    2,936,752      2,889,934
  Less: valuation allowance................................   (2,936,752)    (2,889,934)
                                                             -----------    -----------
     Net deferred taxes....................................  $        --    $        --
                                                             ===========    ===========

     The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required. As of December 31, 2002 and 2001, Zap.Com had approximately $7,530,000 and $7,410,000 of net operating loss carryforwards that expire in 2022 and 2021, respectively. In the event there is a change of control in the ownership of Zap.Com, as defined by the Internal Revenue Code, the annual utilization of the net operating losses could be limited.

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

NOTE 9.  STOCK OPTIONS AND STOCK ISSUANCE PLANS

     The Company's 1999 Long-Term Incentive Plan (the "1999 Plan") allows the Company to provide awards to existing and future officers, employees, consultants and directors of the Company from time to time. The 1999 Plan is intended to promote the long-term financial interests and growth of the Company by providing employees, officers, directors, and consultants of the Company with appropriate incentives and rewards to enter into and continue in the employment of, or relationship with, the Company and to acquire a proprietary interest in the long-term success of the Company.

                              ZAP.COM CORPORATION

     Under the 1999 Plan, 3,000,000 shares of common stock are available for awards. As of December 31, 2002, there were 2,525,000 shares available for grant under the plan. The 1999 Plan provides for the grant of any or all of the following types of awards: stock options, stock appreciation rights, stock awards, cash awards, or other rights or interests. Allocations of awards are made by the Board of Directors at its sole discretion within the provisions of the 1999 Plan. As of December 31, 2002 and 2001, there were no cash awards or other rights or interest outstanding under the plan.

     Stock appreciation rights are rights to receive, without payment to Zap.Com, cash or shares of common stock with a value determined by reference to the difference between the exercise or strike price of the stock appreciation rights and the fair market value or other specified valuation of the shares at the time of exercise. Stock appreciation rights may be granted in tandem with stock options or separately. As of December 31, 2002 and 2001, there were no stock appreciation rights outstanding.

     Stock awards may consist of shares of common stock and may provide for voting rights and dividend equivalent rights. The Company may specify conditions for awards, including vesting service and performance conditions. Vesting conditions may include, without limitation, provision for acceleration in the case of a change-in-control of Zap.Com, vesting conditions and performance conditions, including, without limitation, performance conditions based on achievement of specific business objectives, increases in specified indices and attaining specified growth measures or rates. As of December 31, 2002 and 2001, there were no stock awards outstanding.

     The Company issues stock options to executives and key employees that vest ratably during the first three years after issuance and have five-year terms. Vesting is contingent upon continued employment with the Company. A summary of the status of the Company's 1999 Long-Term Incentive Plan is presented below.

                                               FOR THE YEAR ENDED DECEMBER 31,
                              ------------------------------------------------------------------
                                      2002                   2001                   2000
                              --------------------   --------------------   --------------------
                                          WEIGHTED               WEIGHTED               WEIGHTED
                                          AVERAGE                AVERAGE                AVERAGE
                               NUMBER     EXERCISE    NUMBER     EXERCISE    NUMBER     EXERCISE
                              OF SHARES    PRICES    OF SHARES    PRICES    OF SHARES    PRICES
                              ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of
  year......................   520,000     $2.34      520,000     $2.34      578,000     $2.00
Granted.....................        --                     --                 33,500      7.79
Forfeited...................   (45,000)     5.89           --                (91,500)     2.21
                               -------                -------                -------
Outstanding at end of
  year......................   475,000     $2.00      520,000     $2.34      520,000     $2.34
                               =======                =======                =======
Exercisable at end of
  year......................   475,000     $2.00      338,333     $2.17      165,000     $2.00
                               =======                =======                =======

     The Company has elected to follow the measurement provisions of APB Opinion No. 25, under which no recognition of compensation expense is required for stock options granted to employees for which the exercise price equals or exceeds the fair market value of the stock at the grant date. No options were granted in 2002 or 2001. All of the options granted in 2000 have an exercise price equal to the fair market value of the stock at the grant date, and therefore have no associated compensation expense.

     The Company has elected to follow the disclosure only provisions of SFAS No. 123, "Accounting for Stock-based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123." The Company uses the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 2000 (excluding options both granted and forfeited in the same period): risk-free interest rate of 6.58 percent, volatility of 351 percent, expected dividends of 0 percent, and an expected life of three years. The weighted average fair value of options granted was $8.98 per share for 2000.

                              ZAP.COM CORPORATION

NOTE 10.  EARNINGS PER SHARE

     Basic loss per share is computed by dividing the net loss by the sum of the weighted average number of shares of common stock outstanding. Diluted earnings per share is based on the potential dilution that would occur on exercise or conversion of securities into common stock. For the years ended December 31, 2002, 2001 and 2000, all outstanding stock options were excluded from the computation of diluted net loss per share because to do so would have an antidilutive effect.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

     The Company has applied the disclosure provisions of FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to its agreements containing guarantee or indemnification clauses. These disclosure provisions expand those required by SFAS No. 5, "Accounting for Contingencies," by requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor's performance is remote. The following is a description of arrangements in which the Company is the guarantor.

     Zap.Com's articles of incorporation, bylaws and certain other agreements contain indemnification clauses for its officers and directors for losses incurred as a result of claims made against such individuals arising out of, or because of their service to the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, Zap.Com maintains Director and Officer Liability insurance that limits this exposure. As a result of this insurance coverage, it is the opinion of Zap.Com's management that the estimated fair value of any liabilities under these indemnification agreements is minimal and should not materially impact the Company's financial position, results of operations or cash flows. These indemnification obligations were in effect prior to December 31, 2002 and are therefore grandfathered under the provisions of FIN No. 45. Accordingly, no liabilities have been recorded for the indemnification clauses in these agreements.

     Related to its 1999 Initial Public Offering, the Company entered into numerous transactions with third parties and with Zapata. Pursuant to certain of these transactions, the Company may be obligated to indemnify other parties to these agreements. These obligations include indemnifications for losses incurred by such parties arising out of the inaccuracy of representations of information supplied by the Company in connection with such transactions. These indemnification obligations were in effect prior to December 31, 2002 and are therefore grandfathered under the provisions of FIN No. 45. Accordingly, no liabilities have been recorded for the indemnification clauses in these agreements.

     Management continues to assess agreements for potential impacts under the provisions of FIN No. 45. While it is not possible to predict the ultimate outcome of this effort, management does not anticipate that any potential findings will have a material impact on the Company's financial position, statements of operations or cash flows.

NOTE 12.  RELATED PARTY TRANSACTIONS

     Since its inception, the Company has utilized the services of the management and staff of its majority stockholder, Zapata Corporation, under a shared services agreement that allocated these costs on a percentage of time basis. Zap. Com also subleases its office space in Rochester, New York from Zapata Corporation. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata Corporation has waived its rights under the shared services agreement to be reimbursed for these expenses since May 1, 2000. As a result, no allocations were made in years ended December 31, 2001 and 2000. For the year ended December 31, 2002, the Company recorded approximately $12,000 as contributed capital for services rendered.

                              ZAP.COM CORPORATION

     On October 20, 1999, the Company granted to American Internetwork Sports Company, LLC stock warrants with a five-year term in consideration for sports related consulting services. American Internetwork Sports is owned by the siblings of Avram Glazer, the Company's president and Chief Executive Officer. The Company accounted for this transaction in accordance with EITF 96-18, which requires the recognition of expense based on the then current fair value of the warrants at the end of each reporting period with adjustment of prior period expense to actual expense at each vesting date. Pursuant to the December 2000 decision to cease the operations of the Company, these warrants became fully vested. As a result, the Company recorded the entire cost of $743,000 for all 2,000,000 warrants at the then market value of the stock.

NOTE 13.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                        QUARTER ENDED
                           -----------------------------------------------------------------------
                           MARCH 31, 2002   JUNE 30, 2002   SEPTEMBER 30, 2002   DECEMBER 31, 2002
                           --------------   -------------   ------------------   -----------------
Revenues.................   $        --      $        --       $        --          $        --
Gross loss...............            --               --                --                   --
Total operating
  expenses...............        49,521           58,533            31,840               14,522
Loss from operations.....        49,521           58,533            31,840               14,522
Interest income..........         8,948            8,948             8,590                7,670
Net loss.................        40,573           49,593            23,250                6,852
Net loss per share (basic
  and diluted)...........           .00              .00               .00                  .00
Weighted average shares
  outstanding............    50,004,474       50,004,474        50,004,474           50,004,474

                                                        QUARTER ENDED
                           -----------------------------------------------------------------------
                           MARCH 31, 2001   JUNE 30, 2001   SEPTEMBER 30, 2001   DECEMBER 31, 2001
                           --------------   -------------   ------------------   -----------------
Revenues.................   $       171      $        --       $        --          $        --
Gross income.............           171               --                --                   --
Total operating (income)
  expense................      (103,796)         209,937           166,176               80,253
(Income) loss from
  operations.............      (103,967)         209,937           166,176               80,253
Interest income..........        32,761           29,405            19,311               14,236
Net (income) loss........      (136,728)         180,532           146,865               66,017
Net loss per share (basic
  and diluted)...........           .00              .00               .00                  .00
Weighted average shares
  outstanding............    50,004,474       50,004,474        50,004,474           50,004,474

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G on Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in the Company's Information Statement

                              ZAP.COM CORPORATION
relating to its 2003 Annual Meeting of Stockholders (the "2003 Information Statement") to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in response to Items 401 and 405 of Regulation S-K under the Securities Act of 1933, as amended, and the Exchange Act ("Regulation S-K").

ITEM 11.  EXECUTIVE COMPENSATION

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2003 Information Statement in response to Item 402 of Regulation S-K, excluding the material concerning the report on executive compensation and the performance graph specified by paragraphs (k) and (l) of such Item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2003 Information Statement in response to Item 403 of Regulation S-K.

     The following table sets forth information as of December 31, 2002, with respect to compensation plans under which equity securities of the Company are authorized for issuance:

                                                                                NUMBER OF SECURITIES
                                                                                REMAINING AVAILABLE
                                                                                FOR FUTURE ISSUANCE
                                  NUMBER OF SECURITIES                              UNDER EQUITY
                                   TO BE ISSUED UPON       WEIGHTED-AVERAGE      COMPENSATION PLANS
                                      EXERCISE OF         EXERCISE PRICE OF          (EXCLUDING
                                  OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,   SECURITIES REFLECTED
PLAN CATEGORY                     WARRANTS AND RIGHTS    WARRANTS AND RIGHTS       IN COLUMN (A))
-------------                     --------------------   --------------------   --------------------
                                     (IN THOUSANDS)                                (IN THOUSANDS)
Equity compensation plans
  approved by security
  holders.......................         2,475                  $2.00                  2,525
Equity compensation plans not
  approved by security
  holders.......................            --                     --                     --
                                         -----                  -----                  -----
Total...........................         2,475                  $2.00                  2,525
                                         =====                  =====                  =====

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 13 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2003 Information Statement in response to Item 404 of Regulation S-K.

ITEM 14.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

     An evaluation was performed under the supervision of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c) and 15-d-14(c)) within 90 days before the filing date of this annual report. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective to ensure that information we are required to

                              ZAP.COM CORPORATION
disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls

     Further, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect our disclosure controls subsequent to the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)LIST OF DOCUMENTS FILED

     (1) Financial Statements

       Financial statements, Zap.Com Corporation.

        Report of Independent Accountants.

       Balance sheets as of December 31, 2002 and 2001.

       Statements of operations for the years ended December 31, 2002, 2001, and 2000.

       Statements of cash flows for the years ended December 31, 2002, 2001, and 2000.

       Statements of changes in stockholders' equity for the years ended December 31, 2002, 2001, and 2000.

       Notes to financial statements.

     (2) Exhibits

     Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.

EXHIBIT
  NO.                       DESCRIPTION OF EXHIBITS
-------                     -----------------------
  3.1     Restated Articles of Incorporation of Zap.Com (Exhibit No.
          3.1)*
  3.2     Amended and Restated By-laws of Zap.Com (Exhibit No. 3.2)*
  4.1     Specimen Stock Certificate (Exhibit No. 4.1)*
  4.2     Warrant dated October 20, 1999 issued to American
          Internetwork Sports Company, LLC (Exhibit No. 4.2)*
  4.3     Zap.Com 1999 Long-Term Incentive Plan (Exhibit No. 4.3)*
 10.1     Investment and Distribution Agreement between Zap.Com and
          Zapata (Exhibit No. 10.1)*
 10.2     Services Agreement between Zap.Com and Zapata (Exhibit No.
          10.2)*
 10.3     Tax Sharing and Indemnity Agreement between Zap.Com and
          Zapata (Exhibit No. 10.3)*
 10.4     Registration Rights Agreement between Zap.Com and Zapata
          (Exhibit No. 10.4)*
 23.1     Consent of Independent Accountants
 23.2     Report of Independent Accountants on Financial Statement
          Schedule

                              ZAP.COM CORPORATION

EXHIBIT
  NO.                       DESCRIPTION OF EXHIBITS
-------                     -----------------------
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

                                          ZAP.COM CORPORATION (Registrant)

                                          By:       /s/ AVRAM GLAZER
                                            ------------------------------------
                                                     Name: Avram Glazer
                                                  Title: President and CEO
Dated: March 24, 2003

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

                    SIGNATURES                                     TITLE                     DATE
                    ----------                                     -----                     ----

                 /s/ AVRAM GLAZER                      President and Chief Executive    March 24, 2003
---------------------------------------------------    Officer (Principal Executive
                   Avram Glazer                            Officer) and Director


                /s/ LEONARD DISALVO                      Vice President and Chief       March 24, 2003
---------------------------------------------------    Financial Officer (Principal
                  Leonard DiSalvo                        Financial and Accounting
                                                                 Officer)

                   CERTIFICATION UNDER SECTION 302(a) OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Avram A. Glazer, certify that:

          1. I have reviewed this annual report on Form 10-K of Zap.Com Corporation;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ AVRAM A. GLAZER
                                          --------------------------------------
                                                     Avram A. Glazer
                                           Chairman of the Board, President and
                                                           CEO

Date: March 24, 2003

                   CERTIFICATION UNDER SECTION 302(a) OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Leonard DiSalvo, certify that:

          1. I have reviewed this annual report on Form 10-K of Zap.Com Corporation;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ LEONARD DISALVO
                                          --------------------------------------
                                                     Leonard DiSalvo
                                            Vice President -- Finance and CFO

Date: March 24, 2003

                                                                     SCHEDULE II

                              ZAP.COM CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                            FOR THE        FOR THE        FOR THE
                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2002           2001           2000
                                                          ------------   ------------   ------------
Valuation allowance for deferred tax asset, at beginning
  of year...............................................   $2,889,934     $2,789,827     $1,237,507
Increase in valuation allowance for certain deferred tax
  assets................................................       46,818        100,107      1,552,320
                                                           ----------     ----------     ----------
Balance, at end of year.................................   $2,936,752     $2,889,934     $2,789,827
                                                           ==========     ==========     ==========

EXHIBIT
  NO.                       DESCRIPTION OF EXHIBITS
-------                     -----------------------
  3.1     Restated Articles of Incorporation of Zap.Com (Exhibit No.
          3.1)*
  3.2     Amended and Restated By-laws of Zap.Com (Exhibit No. 3.2)*
  4.1     Specimen Stock Certificate (Exhibit No. 4.1)*
  4.2     Warrant dated October 20, 1999 issued to American
          Internetwork Sports Company, LLC (Exhibit No. 4.2)*
  4.3     Zap.Com 1999 Long-Term Incentive Plan (Exhibit No. 4.3)*
 10.1     Investment and Distribution Agreement between Zap.Com and
          Zapata (Exhibit No. 10.1)*
 10.2     Services Agreement between Zap.Com and Zapata (Exhibit No.
          10.2)*
 10.3     Tax Sharing and Indemnity Agreement between Zap.Com and
          Zapata (Exhibit No. 10.3)*
 10.4     Registration Rights Agreement between Zap.Com and Zapata
          (Exhibit No. 10.4)*
 23.1     Consent of Independent Accountants
 23.2     Report of Independent Accountants on Financial Statement
          Schedule
 99.1     Certification of CEO Pursuant to 18 U.S.C. Section 1350, as
          Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002
 99.2     Certification of CFO Pursuant to 18 U.S.C. Section 1350, as
          Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002