Form 10-Q
period 2003-03-31
ZAP COM CORP
filed 2003-05-02
CIK 1083243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-27729

ZAP.COM CORPORATION

(Exact name of Registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	74-0571159 (I.R.S. Employer Identification No.)

100 Meridian Centre, Suite 350 Rochester, NY (Address of principal executive offices)	14618 (Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE
(585) 242-2000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
TITLE OF EACH CLASS: Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ or No [  ].

Indicate by “X” whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2002 (the last business day of the registrant’s most recently completed second fiscal quarter) was $68,755. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, corporate officers and holders of 10% or more of the Company’s common stock. As of April 30, 2003, the Registrant had outstanding 50,004,474 shares common stock, $0.001 par value.

ZAP.COM CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements and Notes

ZAP.COM CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$2,021,309	$2,063,812
Interest receivable	2,390	1,876
Prepaid assets	20,300	20,000

Total current assets	2,043,999	2,085,688
Property and equipment, net of accumulated depreciation of $2,307 and $2,154	1,960	2,113

Total assets	$2,045,959	$2,087,801

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$9,558	$17,230
Accrued liabilities	73,859	86,524

Total current liabilities	83,417	103,754

Commitments & Contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value, 150,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2003 and December 31, 2002	—	—
Common stock, $.001 par value, 1,500,000,000 shares authorized; 50,004,474 shares issued and outstanding as of March 31, 2003 and December 31, 2002	50,004	50,004
Additional paid in capital	10,067,360	10,064,305
Additional paid in capital – warrants	743,234	743,234
Accumulated deficit	(8,898,056)	(8,873,496)

Total stockholders’ equity	1,962,542	1,984,047

Total liabilities and stockholders’ equity	$2,045,959	$2,087,801

The accompanying notes are an integral part of these condensed financial statements.

ZAP.COM CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2003	2002

Revenues	$—	$—
Cost of revenues	—	—

Gross income	—	—
Operating expense:
General and administrative	30,391	49,521

Total operating expense	30,391	49,521

Loss from operations	(30,391)	(49,521)
Interest income	5,831	8,948

Loss before income taxes	(24,560)	(40,573)
Income taxes	—	—

Net loss	$(24,560)	$(40,573)

Per share data (basic and diluted):
Net loss per share	$0.00	$0.00

Weighted average number of common shares and common share equivalents outstanding	50,004,474	50,004,474

The accompanying notes are an integral part of these condensed financial statements.

ZAP.COM CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2003	2002

Cash flows from operating activities:
Net loss	$(24,560)	$(40,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed capital from Zapata for unreimbursed management services and rent	3,055	—
Depreciation and amortization	153	152
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(514)	2,931
(Increase) decrease in prepaid expenses	(300)	7,828
(Decrease) increase in accounts payable	(7,672)	20,831
(Decrease) increase in accrued liabilities	(12,665)	5,751

Total adjustments	(17,943)	37,493

Net cash used in operating activities	(42,503)	(3,080)

Net decrease in cash and cash equivalents	(42,503)	(3,080)
Cash and cash equivalents at beginning of period	2,063,812	2,167,133

Cash and cash equivalents at end of period	$2,021,309	$2,164,053

The accompanying notes are an integral part of these condensed financial statements.

ZAP.COM CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1. Summary of Operations and Basis of Presentation

The unaudited condensed financial statements included herein have been prepared by Zap.Com Corporation (“Zap.Com” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Zap.Com believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Zap.Com’s latest Annual Report on Form 10-K filed with the SEC. The results of the operations for the three months ended March 31, 2003 are not necessarily indicative of the results for any subsequent quarter or the entire year ending December 31, 2003.

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

Since ceasing its Internet operations, the Company has had no existing business operations, other than to comply with its reporting requirements under the Securities Exchange Act of 1934. Currently, Zap.Com’s principal activities are exploring methods to enhance stockholder value. Zap.Com is likely to search for assets or businesses that it can acquire so that it can become an operating company. Zap.Com may also consider developing a new business suitable for its situation.

Management believes that it has sufficient resources to satisfy its existing and contingent liabilities and its anticipated operating expenses for at least the next twelve months.

Note 2. Stock-Based Compensation

The Company accounts for stock- based compensation according to APB 25, “Accounting for Stock Issued to Employees.” The Company adopted the required disclosure provisions under Statement of Financial Accounting Standards (“SFAS”) No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of Financial Accounting Standards Board (“FASB”) Statement No. 123” and continues to use the intrinsic value method of accounting for stock-based compensation. Had compensation expense for the Company’s stock option grants been determined based on fair value at the grant date using the Black-Scholes option-pricing model, the Company’s net loss and net loss per share (basic and diluted) would have been as follows:

	Three Months Ended
	March 31,
	2003	2002

Net loss , as reported	$(24,560)	$(40,573)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	—	(12,898)

Pro forma net loss	$(24,560)	$(53,471)

Loss per share:
Basic and diluted – as reported	$.00	$.00

Basic and diluted– pro forma	$.00	$.00

Note 3. Related Party Transactions

Since its inception, the Company has utilized the services of the management and staff of its majority stockholder, Zapata Corporation, under a shared services agreement that allocated these costs on a percentage of time basis. Zap. Com also subleases its office space in Rochester, New York from Zapata Corporation. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata Corporation has waived its rights under the shared services agreement to be reimbursed for these expenses since May 1, 2000. For the three months ended March 31, 2003 and for the year ended December 31, 2002, the Company recorded approximately $3,000 and $12,000, respectively, as contributed capital for services rendered.

Note 4. Commitments and Contingencies

The Company has applied the disclosure provisions of FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to its agreements containing guarantee or indemnification clauses. These disclosure provisions expand those required by SFAS No. 5, “Accounting for Contingencies,” by requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote.

Management continues to assess agreements for potential impacts under the provisions of FIN No. 45. No agreements were entered into during the three months ended March 31, 2003 that required the Company to record a liability pursuant to FIN 45. A description of the arrangements in which the Company is the guarantor is provided within the Company’s 2002 Annual Report on Form 10-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information Concerning Forward-Looking Statements

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. This document contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of such safe harbor provisions. Forward-looking statements, which are based upon certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words like “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “believe,” “predicts,” “potential,” “continue” and the negative of such terms or other similar or comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot assure you that our expectations will be correct. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. These risks are qualified in their entirety by cautionary language and risk factors set forth in the Company’s filings with the Securities and Exchange Commission (SEC), including the Company’s 2002 Annual Report on Form 10-K. The Company assumes no obligation to update forward-looking statements or to update the reasons actual results could differ from those projected in the forward-looking statements.

General

Zap.Com Corporation (“Zap.Com” or the “Company”) was founded by Zapata Corporation (“Zapata”) (NYSE:ZAP) in April 1998 as a Nevada corporation. Zap.Com’s principal corporate offices are located at 100 Meridian Centre, Suite 350, Rochester, New York 14618.

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

Since ceasing its Internet operations, the Company has had no existing business operations, other than to comply with its reporting requirements under the Securities Exchange Act of 1934. Currently, Zap.Com’s principal activities are exploring methods to enhance stockholder value. Zap.Com is likely to search for assets or businesses that it can acquire so that it can become an operating company. Zap.Com may also consider developing a new business suitable for its situation.

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

Results of Operations

For the three months ended March 31, 2003, Zap.Com recorded a net loss of $25,000 as compared to a net loss of $41,000 for the three months ended March 31, 2002. Since inception (which commenced on April 2, 1998), Zap.Com has incurred a cumulative net loss of $8.9 million, including $743,000 in non-cash charges associated with warrants issued to American Internetwork Sports and all of the costs associated with the public registration of Zap.Com’s common stock and the development and wind-down of Internet operations.

For the three months ended March 31, 2003 as compared to the three months ended March 31, 2002, operations consisted of the following:

Revenues. Zap.Com did not generate any revenue for the three months ended March 31, 2003 and 2002, nor does it presently have any business from which it may generate revenue in the future.

Cost of revenues. For the three months ended March 31, 2003 and 2002, the Company incurred no costs of revenue as a result of ceasing all Internet operations.

General and administrative. General and administrative expenses consist primarily of legal and accounting services, insurance premiums, printing and filing costs, salaries and wages (including costs allocated by Zapata pursuant to a services agreement), and various other costs. General and administrative expenses for the three months ended March 31, 2003 were $30,000 as compared to $50,000 for the three months ended March 31, 2002. This decrease relates primarily to a decrease in sales and use taxes paid and accruals for the annual mailing and meeting.

Interest Income. Interest income is generated on cash reserves which are invested in short-term U.S. Government Agency securities. Interest earned for three months ended March 31, 2003 and 2002 was $6,000 and $9,000, respectively. The decreased interest income for 2003 was primarily a result of sustained lower interest rates on short-term U.S. Government Agency securities as compared to rates in 2002, as well as declining cash reserves available for investment.

Liquidity and Capital Resources

Zap.Com has not generated any significant revenue since its inception. As a result, the Company’s primary source of liquidity has been its initial capitalization from Zapata Corporation and two Zapata directors, and thereafter, the interest income generated on cash reserves invested in short-term US Government Agency securities.

Since its inception, the Company has utilized services of the management and staff and office space of its majority stockholder, Zapata Corporation, under a shared services agreement that allocated these costs. Effective May 1, 2000, Zapata has waived its rights under the service agreement to be reimbursed these costs. For the three months ended March 31, 2003 and for the year ended December 31, 2002, the Company recorded approximately $3,000 and $12,000, respectively, as contributed capital for services rendered. Should Zapata not renew its waiver, Zap.Com may incur future cash payments under the shared services agreement.

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

Cash Flows

Cash used in operating activities was $43,000 for the three months ended March 31, 2003 as compared to cash used of $3,000 for the comparable period of the prior year. The decrease in cash used in operating activities resulted in timing of payments made for accounts payable and accrued liabilities.

For the three months ended March 31, 2003 and 2002, the Company had no cash flows from investing or financing activities.

Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN No. 45), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The Interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. Although the Company continues to account for stock- based compensation according to APB 25, the Company has adopted the required disclosure provisions for interim financial reporting under SFAS No. 148 at March 31, 2003. As a result of the Company’s continued use of the intrinsic value method of accounting for stock-based compensation, the transition provisions did not have an effect of the Company’s financial position, results of operations or cash flows upon adoption of SFAS 148.

Critical Accounting Policies

The discussion and analysis of Zap.Com’s financial condition and results of operations are based upon financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect amounts reported therein. The estimates that require management’s most difficult, subjective or complex judgments are described below. The Company believes that the critical judgments impacting the financial statements include:

Valuation allowances for deferred income taxes. The Company reduces its deferred tax assets to an amount that it believes is more likely than not to be realized. In so doing, the Company estimates future taxable income in determining if any valuation allowance is necessary. As a result, the Company recorded a full valuation allowance against the deferred tax assets for the three months ended March 31, 2003 and for the year ended December 31, 2002.

Impairment of long-lived assets. Zap.Com reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on Zap.Com’s ability to recover the carrying value of the asset from the expected future cash flows. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement requires management to estimate future cash flows and the fair value of long-lived assets. As of March 31, 2003, Zap.Com held approximately $2,000 in long-lived assets.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risks relating to Zap.Com’s operations result primarily from changes in interest rates. Zap.Com invests its cash and cash equivalents in short-term US Government Agency securities with maturities generally not more than 90 days. Due to the short duration and conservative nature of these instruments, the Company does not believe that the value of these instruments have a material exposure to interest rate risk. However, changes in interest rates do affect the investment income the Company earns on its cash equivalents and marketable securities and, therefore, impacts its cash flows and results of operations. Accordingly, there is inherent roll-over risk for the Company’s investment grade securities as they mature and are renewed at current market rates. Using the investment grade security balance of $2.1 million at March 31, 2003 as a hypothetical constant cash balance, an adverse change of 1% in interest rates would decrease interest income by approximately $5,000 during a three-month period.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-14(c) and 15-d-14(c)) within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls

Further, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect our disclosure controls subsequent to the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II – OTHER INFORMATION

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

May 2, 2003

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

Date: May 2, 2003

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

Date: May 2, 2003

/s/ LEONARD DISALVO

Leonard DiSalvo Vice President – Finance and CFO