Form 10-Q
period 2003-06-30
ZAP COM CORP
filed 2003-08-01
CIK 1083243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003 (the last business day of the registrant’s most recently completed second fiscal quarter) was $147,332. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, corporate officers and holders of 10% or more of the Company’s common stock. As of July 31, 2003, 2003, the Registrant had outstanding 50,004,474 shares common stock, $0.001 par value.

ZAP.COM CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

ZAP.COM CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$1,992,945	$2,063,812
Interest receivable	2,618	1,876
Prepaid assets	11,600	20,000

Total current assets	2,007,163	2,085,688
Property and equipment, net of accumulated depreciation of $2,459 and $2,154	1,808	2,113

Total assets	$2,008,971	$2,087,801

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,371	$17,230
Accrued liabilities	69,207	86,524

Total current liabilities	70,578	103,754

Commitments & Contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value, 150,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2003 and December 31, 2002	—	—
Common stock, $0.001 par value, 1,500,000,000 shares authorized; 50,004,474 shares issued and outstanding as of June 30, 2003 and December 31, 2002	50,004	50,004
Additional paid in capital	10,070,364	10,064,305
Additional paid in capital – warrants	743,234	743,234
Accumulated deficit	(8,925,209)	(8,873,496)

Total stockholders’ equity	1,938,393	1,984,047

Total liabilities and stockholders’ equity	$2,008,971	$2,087,801

The accompanying notes are an integral part of these condensed financial statements.

ZAP.COM CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the	For the
	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2003	2002

Revenues	$—	$—
Cost of revenues	—	—

Gross income	—	—
Operating expense:
General and administrative	32,751	58,533

Total operating expense	32,751	58,533

Loss from operations	(32,751)	(58,533)
Interest income	5,598	8,940

Loss before income taxes	(27,153)	(49,593)
Income taxes	—	—

Net loss	$(27,153)	$(49,593)

Per share data (basic and diluted):
Net loss per share	$0.00	$0.00

Weighted average number of common shares and common share equivalents outstanding	50,004,474	50,004,474

	For the	For the
	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2003	2002

Revenues	$—	$—
Cost of revenues	—	—

Gross income	—	—
Operating expense:
General and administrative	63,142	108,054

Total operating expense	63,142	108,054

Loss from operations	(63,142)	(108,054)
Interest income	11,429	17,888

Loss before income taxes	(51,713)	(90,166)
Income taxes	—	—

Net loss	$(51,713)	$(90,166)

Per share data (basic and diluted):
Net loss per share	$0.00	$0.00

Weighted average number of common shares and common share equivalents outstanding	50,004,474	50,004,474

The accompanying notes are an integral part of these condensed financial statements.

ZAP.COM CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the	For the
	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2003	2002

Cash flows from operating activities:
Net loss	$(51,713)	$(90,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed capital from Zapata for unreimbursed management services and rent	6,059	—
Depreciation and amortization	305	304
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(742)	2,455
Decrease in prepaid assets	8,400	15,560
Decrease in accounts payable	(15,859)	(6,115)
(Decrease) increase in accrued liabilities	(17,317)	18,666

Total adjustments	(19,154)	30,870

Net cash used in operating activities	(70,867)	(59,296)

Net decrease in cash and cash equivalents	(70,867)	(59,296)
Cash and cash equivalents at beginning of period	2,063,812	2,167,133

Cash and cash equivalents at end of period	$1,992,945	$2,107,837

The accompanying notes are an integral part of these condensed financial statements.

ZAP.COM CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1. Summary of Operations and Basis of Presentation

The unaudited condensed financial statements included herein have been prepared by Zap.Com Corporation (“Zap.Com” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Zap.Com believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Zap.Com’s latest Annual Report on Form 10-K filed with the SEC. The results of the operations for the three months and six month periods ended June 30, 2003 are not necessarily indicative of the results for any subsequent quarter or the entire year ending December 31, 2003.

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

	Three Months Ended
	June 30,
	2003	2002

Net loss, as reported	$(27,153)	$(49,593)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	—	(12,898)

Pro forma net loss	$(27,153)	$(62,491)

Loss per share:
Basic and diluted – as reported	$.00	$.00

Basic and diluted – pro forma	$.00	$.00

	Six Months Ended
	June 30,
	2003	2002

Net loss, as reported	$(51,713)	$(90,166)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	–	(25,796)

Pro forma net loss	$(51,713)	$(115,962)

Loss per share:
Basic and diluted – as reported	$.00	$.00

Basic and diluted – pro forma	$.00	$.00

Note 3. Related Party Transactions

Since its inception, the Company has utilized the services of the management and staff of its majority stockholder, Zapata Corporation, under a shared services agreement that allocated these costs on a percentage of time basis. Zap. Com also subleases its office space in Rochester, New York from Zapata Corporation. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata Corporation has waived its rights under the shared services agreement to be reimbursed for these expenses since May 1, 2000. For the three month and six month periods ended June 30, 2003, the Company recorded approximately $3,000 and $6,000, respectively, as contributed capital for services rendered. For the year ended December 31, 2002, the Company recorded approximately $12,000 as contributed capital for these services.

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

Management continues to assess agreements for potential impacts under the provisions of FIN No. 45. No agreements were entered into or modified during the six months ended June 30, 2003 that required the Company to record a liability pursuant to FIN 45. A description of the arrangements in which the Company is the guarantor is provided within the Company’s 2002 Annual Report on Form 10-K.

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

Results of Operations

For the three months ended June 30, 2003, Zap.Com recorded a net loss of $27,000 as compared to a net loss of $50,000 for the three months ended June 30, 2002. Since inception (which commenced on April 2, 1998), Zap.Com has incurred a cumulative net loss of $8.9 million, including $743,000 in non-cash charges associated with warrants issued to American Internetwork Sports and all of the costs associated with the public registration of Zap.Com’s common stock and the development and wind-down of Internet operations.

For the three month and six month periods ended June 30, 2003 as compared to the three month and six month periods ended June 30, 2002, operations consisted of the following:

Revenues. Zap.Com did not generate any revenue for the three month and six month periods ended June 30, 2003 and 2002, nor does it presently have any business from which it may generate revenue in the future.

Cost of revenues. For the three month and six month periods ended June 30, 2003 and 2002, the Company incurred no costs of revenue as a result of ceasing all Internet operations.

General and administrative. General and administrative expenses consist primarily of legal and accounting services, insurance premiums, printing and filing costs, salaries and wages (including costs allocated by Zapata pursuant to a services agreement), and various other costs. General and administrative expenses for the quarter ended June 30, 2003 decreased $26,000 or 44% as compared to the quarter ended June 30, 2002. For the six months ended June 30, 2003, general and administrative expenses decreased $45,000 or 42% as compared with the six months ended June 30, 2002. These decreases relate primarily to a decrease in sales and use taxes paid and accruals for the annual mailing and meeting.

Interest Income. Interest income is generated on cash reserves which are invested in short-term U.S. Government Agency securities. Interest earned for quarters ended June 30, 2003 and 2002 was $6,000 and $9,000, respectively. For the six months ended June 30, 2003 and 2002, interest income was $11,000 and $18,000, respectively. The decreased interest income for 2003 was primarily a result of sustained lower interest rates on short-term U.S. Government Agency securities as compared to rates in 2002, as well as declining cash reserves available for investment.

Liquidity and Capital Resources

Zap.Com has not generated any significant revenue since its inception. As a result, the Company’s primary source of liquidity has been its initial capitalization from Zapata Corporation and two Zapata directors, and thereafter, the interest income generated on cash reserves invested in short-term US Government Agency securities.

Since its inception, the Company has utilized services of the management and staff and office space of its majority stockholder, Zapata Corporation, under a shared services agreement that allocated these costs. Effective May 1, 2000, Zapata has waived its rights under the service agreement to be reimbursed these costs. For the three months and six month periods ended June 30, 2003, the Company recorded approximately $3,000 and $6,000, respectively, as contributed capital for services rendered. For the year ended December 31, 2002, the Company recorded approximately $12,000 as contributed capital for these services. Should Zapata not renew its waiver, Zap.Com may incur future cash payments under the shared services agreement.

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

Zap.Com filed a Post-Effective Amendment No. 3 to Form S-1 on June 4, 2003 deregistering 30,000,000 shares of Zap.Com common stock which had been registered for sale by Zap.Com in connection with potential acquisitions and other transactions. The Securities & Exchange Commission had originally declared the registration effective on March 3, 2000. Zap.Com did not issue any shares under the registration statement.

Cash Flows

Cash used in operating activities was $71,000 for the six months ended June 30, 2003 as compared to cash used of $59,000 for the comparable period of the prior year. The increase in cash used in operating activities resulted in timing of payments made for accounts payable and accrued liabilities.

For the six months ended June 30, 2003 and 2002, the Company had no cash flows from investing or financing activities.

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

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value-

based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. Although the Company continues to account for stock- based compensation according to APB 25, the Company has adopted the required disclosure provisions for interim financial reporting under SFAS No. 148. As a result of the Company’s continued use of the intrinsic value method of accounting for stock-based compensation, the transition provisions did not have an effect of the Company’s financial position, results of operations or cash flows upon adoption of SFAS 148.

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

Valuation allowances for deferred income taxes. The Company reduces its deferred tax assets to an amount that it believes is more likely than not to be realized. In so doing, the Company estimates future taxable income in determining if any valuation allowance is necessary. As a result, the Company had a full valuation allowance against the deferred tax assets as of June 30, 2003 and December 31, 2002.

Impairment of long-lived assets. Zap.Com reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on Zap.Com’s ability to recover the carrying value of the asset from the expected future cash flows. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement requires management to estimate future cash flows and the fair value of long-lived assets. As of June 30, 2003, Zap.Com held approximately $2,000 in long-lived assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risks relating to Zap.Com’s operations result primarily from changes in interest rates. Zap.Com invests its cash and cash equivalents in short-term US Government Agency securities with maturities generally not more than 90 days. Due to the short duration and conservative nature of these instruments, the Company does not believe that the value of these instruments have a material exposure to interest rate risk. However, changes in interest rates do affect the investment income the Company earns on its cash equivalents and marketable securities and, therefore, impacts its cash flows and results of operations. Accordingly, there is inherent roll-over risk for the Company’s investment grade securities as they mature and are renewed at current market rates. Using the investment grade security balance of $2.0 million at June 30, 2003 as a hypothetical constant cash balance, an adverse change of 1% in interest rates would decrease interest income by approximately $5,000 and $10,000 during a three-month and six-month period, respectively.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-14(c) and 15-d-14(c)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Zap.Com held an annual meeting of shareholders on June 12, 2003. Avram A. Glazer, sole director of Zap.Com was re-elected to that position at the meeting. Mr. Glazer received 48,972,258 votes for his election, none against and no abstentions. The other matter voted on at the meeting was the ratification of the Board of Directors’ selection of PricewaterhouseCoopers LLP as Zap.Com’s independent public accountants. That matter was ratified with 48,972,258 votes for, none against and no abstentions.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

11	Statement Regarding Computation of Per Share Earnings

31.1	Certification of CEO Pursuant to SEC Rule 13a-14.

31.2	Certification of CFO Pursuant to SEC Rule 13a-14.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAP.COM CORPORATION (Registrant)

August 1, 2003
	By:	/s/	LEONARD DISALVO

(Vice President and
Chief Financial Officer)