Form 10-Q
period 2003-09-30
ZAP COM CORP
filed 2003-11-12
CIK 1083243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of October 31, 2003, the Registrant had outstanding 50,004,474 shares common stock, $0.001 par value.

ZAP.COM CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

ZAP.COM CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$1,957,775	$2,063,812
Interest receivable	2,862	1,876
Prepaid assets	2,900	20,000

Total current assets	1,963,537	2,085,688
Property and equipment, net of accumulated depreciation of $2,594 and $2,154	1,673	2,113

Total assets	$1,965,210	$2,087,801

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$2,332	$17,230
Accrued liabilities	56,910	86,524

Total current liabilities	59,242	103,754

Commitments & Contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value, 150,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2003 and December 31, 2002	—	—
Common stock, $0.001 par value, 1,500,000,000 shares authorized; 50,004,474 shares issued and outstanding as of September 30, 2003 and December 31, 2002	50,004	50,004
Additional paid in capital	10,073,368	10,064,305
Additional paid in capital – warrants	743,234	743,234
Accumulated deficit	(8,960,638)	(8,873,496)

Total stockholders’ equity	1,905,968	1,984,047

Total liabilities and stockholders’ equity	$1,965,210	$2,087,801

The accompanying notes are an integral part of these condensed financial statements.

ZAP.COM CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the	For the
	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2003	2002

Revenues	$—	$—
Cost of revenues	—	—

Gross income	—	—
Operating expense:
General and administrative	40,704	31,840

Total operating expense	40,704	31,840

Loss from operations	(40,704)	(31,840)
Interest income	5,275	8,590

Loss before income taxes	(35,429)	(23,250)
Income taxes	—	—

Net loss	$(35,429)	$(23,250)

Per share data (basic and diluted):
Net loss per share	$0.00	$0.00

Weighted average number of common shares and common share equivalents outstanding	50,004,474	50,004,474

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2003	2002

Revenues	$—	$—
Cost of revenues	—	—

Gross income	—	—
Operating expense:
General and administrative	103,846	139,894

Total operating expense	103,846	139,894

Loss from operations	(103,846)	(139,894)
Interest income	16,704	26,478

Loss before income taxes	(87,142)	(113,416)
Income taxes	—	—

Net loss	$(87,142)	$(113,416)

Per share data (basic and diluted):
Net loss per share	$0.00	$0.00

Weighted average number of common shares and common share equivalents outstanding	50,004,474	50,004,474

The accompanying notes are an integral part of these condensed financial statements.

ZAP.COM CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2003	2002

Cash flows from operating activities:
Net loss	$(87,142)	$(113,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed capital from Zapata for unreimbursed management services and rent	9,063	8,735
Depreciation and amortization	440	457
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(986)	2,153
Decrease in prepaid assets	17,100	23,388
Decrease in accounts payable	(14,898)	(5,284)
(Decrease) increase in accrued liabilities	(29,614)	6,395

Total adjustments	(18,895)	35,844

Net cash used in operating activities	(106,037)	(77,572)

Net decrease in cash and cash equivalents	(106,037)	(77,572)
Cash and cash equivalents at beginning of period	2,063,812	2,167,133

Cash and cash equivalents at end of period	$1,957,775	$2,089,561

The accompanying notes are an integral part of these condensed financial statements.

ZAP.COM CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1. Summary of Operations and Basis of Presentation

The unaudited condensed financial statements included herein have been prepared by Zap.Com Corporation (“Zap.Com” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Zap.Com believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Zap.Com’s latest Annual Report on Form 10-K filed with the SEC. The results of the operations for the three months and nine month periods ended September 30, 2003 are not necessarily indicative of the results for any subsequent quarter or the entire year ending December 31, 2003.

Business Description

Zapata Corporation (“Zapata”) formed Zap.Com for the purpose of creating and operating a global network of independently owned web sites. In April 1999, Zap.Com announced its plan to establish the ZapNetwork by connecting web sites through a proprietary multi-functional, portal-like Internet banner known as the ZapBox. Zap.Com intended to distribute advertising and e-commerce opportunities over this network. From its inception on April 2, 1998 through November 12, 1999, Zap.Com operated as a wholly owned subsidiary of Zapata. In November 1999, Zapata and two of its directors invested $10.1 million of equity in Zap.Com. On November 12, 1999, Zapata distributed to its stockholders 477,742 shares of Zap.Com common stock, leaving Zapata as the holder of approximately 98 percent of Zap.Com’s outstanding common stock. On November 30, 1999, Zap.Com’s stock began to trade on the NASD’s OTC Electronic Bulletin Board under the symbol “ZPCM,” establishing Zap.Com as a separate public company.

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

	Three Months Ended
	September 30,
	2003	2002

Net loss, as reported	$(35,429)	$(23,250)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	—	(12,898)

Pro forma net loss	$(35,429)	$(36,148)

Loss per share:
Basic and diluted – as reported	$.00	$.00

Basic and diluted– pro forma	$.00	$.00

	Nine Months Ended
	September 30,
	2003	2002

Net loss , as reported	$(87,142)	$(113,416)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	—	(38,693)

Pro forma net loss	$(87,142)	$(152,109)

Loss per share:
Basic and diluted – as reported	$.00	$.00

Basic and diluted– pro forma	$.00	$.00

Note 3. Related Party Transactions

Since its inception, the Company has utilized the services of the management and staff of its majority stockholder, Zapata Corporation, under a shared services agreement that allocated these costs on a percentage of time basis. Zap. Com also subleases its office space in Rochester, New York from Zapata Corporation. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata Corporation has waived its rights under the shared services agreement to be reimbursed for these expenses since May 1, 2000. For the three month and nine month periods ended September 30, 2003, the Company recorded approximately $3,000 and $9,000, respectively, as contributed capital for services rendered. For the year ended December 31, 2002, the Company recorded approximately $12,000 as contributed capital for these services.

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

Management continues to assess agreements for potential impacts under the provisions of FIN No. 45. No agreements were entered into or modified during the nine months ended September 30, 2003 that required the Company to record a liability pursuant to FIN 45. A description of the arrangements in which the Company is the guarantor is provided within the Company’s 2002 Annual Report on Form 10-K.

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

Zapata formed Zap.Com for the purpose of creating and operating a global network of independently owned web sites. In April 1999, Zap.Com announced its plan to establish the ZapNetwork by connecting web sites through a proprietary multi-functional, portal-like Internet banner known as the ZapBox. Zap.Com intended to distribute advertising and e-commerce opportunities over this network. From its inception on April 2, 1998 through November 12, 1999, Zap.Com operated as a wholly owned subsidiary of Zapata. In November 1999, Zapata and two of its directors invested $10.1 million of equity in Zap.Com. On November 12, 1999, Zapata distributed to its stockholders 477,742 shares of Zap.Com common stock, leaving Zapata as the holder of approximately 98 percent of Zap.Com’s outstanding common stock. On November 30, 1999, Zap.Com’s stock began to trade on the NASD’s OTC Electronic Bulletin Board under the symbol “ZPCM,” establishing Zap.Com as a separate public company.

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

Results of Operations

For the three months ended September 30, 2003, Zap.Com recorded a net loss of $35,000 as compared to a net loss of $23,000 for the three months ended September 30, 2002. For the nine months ended September 30, 2003, Zap.Com recorded a net loss of $87,000 as compared to a net loss of $113,000 for the nine months ended September 30, 2002. Since inception (which commenced on April 2, 1998), Zap.Com has incurred a cumulative net loss of $9.0 million, including $743,000 in non-cash charges associated with warrants issued to American Internetwork Sports and all of the costs associated with the public registration of Zap.Com’s common stock and the development and wind-down of Internet operations.

For the three month and nine month periods ended September 30, 2003 as compared to the three month and nine month periods ended September 30, 2002, operations consisted of the following:

Revenues. Zap.Com did not generate any revenue for the three month and nine month periods ended September 30, 2003 and 2002, nor does it presently have any business from which it may generate revenue in the future.

Cost of revenues. For the three month and nine month periods ended September 30, 2003 and 2002, the Company incurred no costs of revenue as a result of ceasing all Internet operations.

General and administrative. General and administrative expenses consist primarily of legal and accounting services, insurance premiums, printing and filing costs, salaries and wages (including costs allocated by Zapata pursuant to a services agreement), and various other costs. General and administrative expenses for the quarter ended September 30, 2003 increased $9,000 or 28% as compared to the quarter ended September 30, 2002. This increase is primarily due to an increase in professional service fees. For the nine months ended September 30, 2003, general and administrative expenses decreased $36,000 or 26% as compared with the nine months ended September 30, 2002. These decreases relate primarily to a decrease in sales and use taxes paid and accruals for the annual mailing and meeting.

Interest Income. Interest income is generated on cash reserves which are invested in short-term U.S. Government Agency securities. Interest earned for quarters ended September 30, 2003 and 2002 was $5,000 and $9,000, respectively. For the nine months ended September 30, 2003 and 2002, interest income was $17,000 and $26,000, respectively. The decreased interest income for 2003 was primarily a result of sustained lower interest rates on short-term U.S. Government Agency securities as compared to rates in 2002, as well as declining cash reserves available for investment.

Liquidity and Capital Resources

Zap.Com has not generated any significant revenue since its inception. As a result, the Company’s primary source of liquidity has been its initial capitalization from Zapata Corporation and two Zapata directors, and thereafter, the interest income generated on cash reserves invested in short-term US Government Agency securities.

Since its inception, the Company has utilized services of the management and staff and office space of its majority stockholder, Zapata Corporation, under a shared services agreement that allocated these costs. Effective May 1, 2000, Zapata has waived its rights under the service agreement to be reimbursed these costs. For the three months and nine month periods ended September 30, 2003, the Company recorded approximately $3,000 and $9,000, respectively, as contributed capital for services rendered. For the year ended December 31, 2002, the Company recorded approximately $12,000 as contributed capital for these services. Should Zapata not renew its waiver, Zap.Com may incur future cash payments under the shared services agreement.

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

Cash Flows

Cash used in operating activities was $106,000 for the nine months ended September 30, 2003 as compared to cash used of $78,000 for the comparable period of the prior year. The increase in cash used in operating activities resulted in timing of payments made for accounts payable and accrued liabilities.

For the nine months ended September 30, 2003 and 2002, the Company had no cash flows from investing or financing activities.

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

Valuation allowances for deferred income taxes. The Company reduces its deferred tax assets to an amount that it believes is more likely than not to be realized. In so doing, the Company estimates future taxable income in determining if any valuation allowance is necessary. As a result, the Company had a full valuation allowance against the deferred tax assets as of September 30, 2003 and December 31, 2002.

Impairment of long-lived assets. Zap.Com reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on Zap.Com’s ability to recover the carrying value of the asset from the expected future cash flows. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement requires management to estimate future cash flows and the fair value of long-lived assets. As of September 30, 2003, Zap.Com held approximately $2,000 in long-lived assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risks relating to Zap.Com’s operations result primarily from changes in interest rates. Zap.Com invests its cash and cash equivalents in short-term US Government Agency securities with maturities generally not more than 90 days. Due to the short duration and conservative nature of these instruments, the Company does not believe that the value of these instruments have a material exposure to interest rate risk. However, changes in interest rates do affect the investment income the Company earns on its cash equivalents and marketable securities and, therefore, impacts its cash flows and results of operations. Accordingly, there is inherent roll-over risk for the Company’s investment grade securities as they mature and are renewed at current market rates. Using the investment grade security balance of $2.0 million at September 30, 2003 as a hypothetical constant cash balance, an adverse change of 1% in interest rates would decrease interest income by approximately $5,000 and $15,000 during a three-month and nine-month period, respectively.

Item 4. Controls and Procedures

An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to disclose material information otherwise required to be set forth in the Company’s periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

No changes in internal control over financial reporting occurred during the quarter ended September 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

November 12, 2003

By: /s/ Leonard DiSalvo

(Vice President and
Chief Financial Officer)