Form 10-K
period 2003-01-31
ZAP COM CORP
filed 2004-03-26
CIK 1083243

                                                                               .
                                                                               .
                                                                               .

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003



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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (585) 242-2000

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003 (the last business day of the registrant's most recently completed second fiscal quarter) was $147,332. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors, corporate officers and holders of 10% or more of the Company's common stock. As of March 5, 2004, the Registrant had outstanding 50,004,474 shares common stock, $0.001 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the Registrant's Information Statement for its 2004 Annual Meeting of Stockholders, which the Company plans to file with the Securities and Exchange Commission pursuant to regulation 14C, on or prior to April 30, 2004, are incorporated by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Description of Business.....................................    2
            General...................................................    2
            Financial Information about Industry Segments.............    3
            Competition...............................................    3
            Intellectual Property.....................................    3
            Regulatory Matters........................................    4
            Employees.................................................    4
Item 2.   Properties..................................................    4
Item 3.   Legal Proceedings...........................................    4
Item 4.   Submission of Matters to a Vote of Security Holders.........    4
                                  PART II
Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................    4
Item 6.   Selected Financial Data.....................................    5
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    6
            Forward Looking Statements................................    6
            Results of Operations.....................................    6
            Liquidity and Capital Resources...........................    7
            Recent Accounting Pronouncements..........................    8
            Critical Accounting Policies..............................    8
            Significant Factors That Could Affect Future Performance
          and Forward-Looking   Statements............................    9
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   13
Item 8.   Financial Statements and Supplementary Data.................   14
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   25
Item 9A.  Controls and Procedures.....................................   25
                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   26
Item 11.  Executive Compensation......................................   26
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................   26
Item 13.  Certain Relationships and Related Transactions..............   26
                                  PART IV
Item 14.  Principal Accountant Fees and Services......................   26
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   26

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

     Zapata formed Zap.Com for the purpose of creating and operating a global network of independently owned web sites. In April 1999, Zap.Com announced its plan to establish the ZapNetwork by connecting web sites through a proprietary multi-functional, portal-like Internet banner known as the ZapBox. Zap.Com intended to distribute advertising and e-commerce opportunities over this network. From its inception on April 2, 1998 through November 12, 1999, Zap.Com operated as a wholly owned subsidiary of Zapata. In November 1999, Zapata and two of its directors invested $10.1 million of equity in Zap.Com. On November 12, 1999, Zapata distributed to its stockholders 477,742 shares of Zap.Com common stock, leaving Zapata as the holder of approximately 98 percent of Zap.Com's outstanding common stock. On November 30, 1999, Zap.Com's stock began to trade on the NASD's OTC Electronic Bulletin Board under the symbol "ZPCM," establishing Zap.Com as a separate public company.

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

     Since ceasing its Internet operations, the Company has had no existing business operations, other than to comply with its reporting requirements under the Securities Exchange Act of 1934. In the future, Zap.Com may acquire an operating company. Zap.Com may also consider developing a new business suitable for its situation.

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

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has determined that it does not have any separately reportable business segments.

COMPETITION

     Numerous companies throughout the United States will compete vigorously with Zap.Com for target acquisition candidates. Venture capital companies as well as established corporations and entities, most of which have greater resources than the Company does, will vie for such acquisition candidates.

INTELLECTUAL PROPERTY

     Zap.Com owns certain intellectual property rights related to the ZapBox and the ZapNetwork. In connection with the foregoing rights, Zap.Com currently has a patent application pending before the United States Patent and Trademark Office for a business process patent which is directed to a unique Internet-based commerce method and system underlying the business model. Zap.Com also owns numerous trademarks and service marks. It has obtained federal registration of several of such marks, and has applied for federal registration of various other marks with the United States Patent and Trademark Office.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of Zap.Com's stockholders during the fourth quarter of 2003.

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

     The following table presents quarterly high and low prices for the Company's common stock reported by the OTC electronic bulletin board for the periods indicated:

                            12/31/03   9/30/03   6/30/03   3/31/03   12/31/02   9/30/02   6/30/02   3/31/02
                            --------   -------   -------   -------   --------   -------   -------   -------
High sales price..........   $0.17      $0.15     $0.15     $0.15     $0.15      $0.18     $0.08     $0.40
Low sales price...........    0.03       0.03      0.02      0.01      0.01       0.05      0.05      0.05

     The level of trading in the Company's common stock has been sporadic and limited.

     The Company has been advised that several NASD member firms are currently acting as market makers for the Company's common stock. There is no assurance that an active trading market will develop which will provide liquidity for the Company's stockholders.

     As of March 5, 2004, the closing price reported on the OTC electronic bulletin board for our common stock was $0.20. As of such date there were approximately 1,500 holders of record of our common stock. This number does not include the stockholders for whom shares are held in a "nominee" or "street" name.

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

     The following table sets forth information as of December 31, 2003, with respect to compensation plans under which equity securities of the Company are authorized for issuance:

                                                                                  NUMBER OF SECURITIES REMAINING
                              NUMBER OF SECURITIES TO BE     WEIGHTED-AVERAGE     AVAILABLE FOR FUTURE ISSUANCE
                               ISSUED UPON EXERCISE OF      EXERCISE PRICE OF       UNDER EQUITY COMPENSATION
                                 OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,    PLANS (EXCLUDING SECURITIES
PLAN CATEGORY                    WARRANTS AND RIGHTS       WARRANTS AND RIGHTS       REFLECTED IN COLUMN (A))
-------------                 --------------------------   --------------------   ------------------------------
                                    (IN THOUSANDS)                                        (IN THOUSANDS)
Equity compensation plans
  approved by security
  holders...................            2,475                     $2.00                       2,525
Equity compensation plans
  not approved by security
  holders...................               --                        --                          --
                                        -----                     -----                       -----
Total.......................            2,475                     $2.00                       2,525
                                        =====                     =====                       =====

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

                                                FOR THE YEAR ENDED DECEMBER 31,
                              -------------------------------------------------------------------
                                 2003          2002          2001         2000(1)       1999(2)
                              -----------   -----------   -----------   -----------   -----------
INCOME STATEMENT DATA:
Revenues....................  $        --   $        --   $       171   $       325   $        --
Loss from operations........     (125,214)     (154,416)     (352,399)   (5,264,477)   (3,589,099)
Interest income.............       21,603        34,148        95,713       303,573        54,159
Net loss....................     (103,611)     (120,268)     (256,686)   (4,960,904)   (3,534,940)
Per share data (basic and
  diluted)
Net loss per share..........         (.00)         (.00)         (.01)         (.10)         (.07)
Weighted average common
  shares and common share
  equivalents outstanding...   50,004,474    50,004,474    50,004,474    50,000,282    49,525,342

                                                            DECEMBER 31,
                                   --------------------------------------------------------------
                                      2003         2002         2001         2000         1999
                                   ----------   ----------   ----------   ----------   ----------
BALANCE SHEET DATA:
Cash and cash equivalents........  $1,910,345   $2,063,812   $2,167,133   $2,761,169   $7,579,363
Total assets.....................   1,953,622    2,087,801    2,202,046    3,270,467    8,488,748
Total liabilities................      60,783      103,754      109,521      921,351      753,205
Total stockholders' equity.......   1,892,839    1,984,047    2,092,525    2,349,116    7,735,543

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

RESULTS OF OPERATIONS

     For the year ended December 31, 2003, Zap.Com recorded a net loss of $104,000. Since inception (which commenced on April 2, 1998), Zap.Com has incurred a cumulative net loss of $9.0 million, including $743,000 in non-cash charges associated with warrants issued to American Internetwork Sports and all of the costs associated with the development and implementation of the ZapNetwork, the ZapBox, and the public registration of Zap.Com's common stock.

     For the year ended December 31, 2003 as compared to the year ended December 31, 2002, operations consisted of the following:

     Revenues. Zap.Com did not generate any revenues for years ended December 31, 2003 and 2002, nor does it presently have any business from which it may generate revenue in the future.

     Cost of revenues. As a result of ceasing all Internet operations, Zap.Com incurred no cost of revenues for the years ended December 31, 2003 and 2002.

     General and administrative. General and administrative expenses consist primarily of legal and accounting services, insurance premiums, printing and filing costs, salaries and wages (including costs allocated by Zapata pursuant to a services agreement), and various other costs. General and administrative expenses for the year ended December 31, 2003 were $125,000 as compared to $154,000 for the year ended December 31, 2002. This decrease is primarily attributable to a reduction in legal expenses of $19,000 and annual report expenses of $19,000 in 2003. These decreases relate to the reduction of legal and annual report accruals during 2003 due to the decrease of expenses for these services in comparison to estimates made for 2002.

     Interest income. Interest income is generated on cash reserves which are invested in short-term U.S. Government Agency securities. Interest earned for the year ended December 31, 2003 and 2002 was $22,000 and $34,000, respectively. The decreased interest income for 2003 was primarily a result of sustained lower interest rates on short-term U.S. Government Agency securities as compared to rates in 2002, as well as declining cash reserves available for investment.

     For the year ended December 31, 2002 as compared to the year ended December 31, 2001, operations consisted of the following:

     Revenues. Zap.Com did not generate any significant revenue for years ended December 31, 2002 and 2001, nor does it presently have any business from which it may generate revenue in the future.

     Cost of revenues. As a result of ceasing all Internet operations, Zap.Com incurred no cost of revenues for the years ended December 31, 2002 and 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

     Zap.Com has not generated any significant revenue since its inception. As a result, the Company's primary source of liquidity has been its initial capitalization from Zapata Corporation and two Zapata directors, and thereafter, the interest income generated on cash reserves invested in short-term US Government Agency securities. As of December 31, 2003, Zap.Com cash and cash equivalents were $1.9 million.

     Since its inception, the Company has utilized services of the management and staff and office space of its majority stockholder, Zapata Corporation, under a shared services agreement that allocated these costs. Effective May 1, 2000, Zapata has waived its rights under the services agreements to be reimbursed these costs. For the years ended December 31, 2003 and 2002, the Company recorded approximately $12,000 as contributed capital for these services. Should Zapata not renew its waiver, Zap.Com may incur future cash payments under the shared services agreement.

     Zap.Com believes that is has sufficient resources to satisfy its existing and contingent liabilities and its anticipated operating expenses for the next twelve months. Until such time as a business combination is consummated, Zap.Com expects these expenses to consist mainly of general and administrative expenses incurred in connection with maintaining its status as a publicly traded company. The Company has no commitments for capital expenditures and foresees none, except for possible future acquisitions. In order to effect an acquisition, however, Zap.Com may need additional financing. There is no assurance that any such financing will be available or available on the terms favorable or acceptable to the Company.

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

CASH FLOWS

     Cash used in operating activities was $153,000 for the year ended December 31, 2003 as compared to $103,000 for the year ended December 31, 2002. The increase in cash used in operating activities resulted from an increase in payments of accounts payable and accrued liabilities. The increase in these payments was attributable to timing differences.

     Cash used in operating activities was $103,000 for the year ended December 31, 2002 as compared to $596,000 for the prior year. The decrease in cash used in operating activities resulted from a reduction in payments made for accounts payable and accrued liabilities. These payables and liabilities were attributable to the ceasing of Internet operations and were paid during 2001.

     For the years ended December 31, 2003, 2002 and 2001, the Company had no cash flows from investing activities.

     For the years ended December 31, 2003 and 2002, the Company had no cash flows from financing activities as compared to cash provided by financing activities of $2,000 for 2001. The cash provided by financing activities in 2001 represented payments made by Zapata on behalf of Zap.Com.

RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN No. 45), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The Interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have a material impact on the Company's financial position, results of operations or cash flows.

     In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. Although the Company continues to account for stock-based compensation according to APB 25, the Company has adopted the required disclosure provisions for interim financial reporting under SFAS No. 148. As a result of the Company's continued use of the intrinsic value method of accounting for stock-based compensation, the transition provisions did not have an effect of the Company's financial position, results of operations or cash flows upon adoption of SFAS 148.

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

     Valuation allowances for deferred income taxes. The Company reduces its deferred tax assets to an amount that it believes is more likely than not to be realized. In so doing, the Company estimates future taxable income in determining if any valuation allowance is necessary. As a result, the Company had a full valuation allowance against the deferred tax assets as of December 31, 2003.

     Impairment of long-lived assets. Zap.Com reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on Zap.Com's ability to recover the carrying value of the asset from the expected future cash flows. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement requires management to estimate future cash flows and the fair value of long-lived assets. As of December 31, 2003, Zap.Com held approximately $2,000 in long-lived assets.

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

     We currently have 1,500,000,000 authorized shares of common stock and 150,000,000 authorized shares of preferred stock. As of the date of this report, we have 50,004,474 shares of common stock outstanding and no outstanding preferred stock. We will be able to issue significant amounts of additional shares of common stock without obtaining stockholder approval, provided we comply with the rules and regulations of any exchange or national market system on which our shares are then listed. As of the date of this report, we are not subject to the rules of any exchange that would require stockholder approval. To the extent we issue additional common stock in the future, existing stockholders will experience dilution in percentage ownership.

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

  ZAPATA AND ZAP.COM'S OFFICERS MAY HAVE CONFLICTS OF INTEREST.

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

  THERE IS NO ASSURANCE OF CONTINUED PUBLIC TRADING MARKET AND BEING A LOW PRICED SECURITY MAY AFFECT THE MARKET VALUE OF STOCK.

     To date, there has been only a limited public market for our common stock. Our common stock is currently quoted on the Over the Counter Bulletin Board. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of our stock. Our stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the U.S. Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions that we no longer meet). For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Included in this document are the following:

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

     In addition, our executive officers also are directors, officers or employees of Zapata and, in most cases, either own, or hold an option to purchase, equity securities of Zapata. In addition, Malcolm Glazer, who is the father of our President and Chief Executive Officer, Avram Glazer, controls and beneficially owns approximately 46 percent of Zapata's outstanding common stock. As a result, these executive officers have inherent potential conflicts of interest when making decisions related to transactions between Zapata and us. Zapata's ability to control matters listed above together with the potential conflicts of interest of its executive officers who also serve as executive officers of Zap.Com and our Chairman of the Board could adversely affect the trading price and liquidity of our common stock. These factors could limit the price that investors might be willing to pay for our common stock in the future.

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

     The warrants issued to American Internetwork Sports became fully vested after the December 2000 decision to cease operations. See Note 11 to the Company's Financial Statements included in Item 8 of this report. All of the shares issued to American Internetwork Sports upon exercise of the warrants will be available for public resale under Rule 144 following the expiration of a one year holding period commencing upon the issuance of shares after the exercise of the warrants and compliance with the other requirements of Rule 144. Further, Zap.Com is required to register the shares issued upon exercise of the warrants on a registration statement on Form S-8, upon the demand of American Internetwork Sports.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risks relating to the Company's operations result primarily from changes in interest rates. The Company invests its cash and cash equivalents in short-term US Government Agency securities with maturities generally not more than 90 days. Due to the short duration and conservative nature of these instruments, the Company does not believe that the value of these instruments have a material exposure to interest rate risk. However, changes in interest rates do affect the investment income the Company earns on its cash equivalents and marketable securities and, therefore, impacts its cash flows and results of operations. Accordingly, there is inherent roll-over risk for the Company's investment grade securities as they mature and are renewed at current market rates. Using the investment grade security balance of $1.9 million at December 31, 2003 as a hypothetical constant cash balance, an adverse change of 1% in interest rates would decrease interest income by approximately $19,000 during a twelve-month period.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Zap.Com Corporation

     In our opinion, the accompanying balance sheets and the related statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Zap.Com Corporation at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Rochester, New York
March 5, 2004

                              ZAP.COM CORPORATION

                                 BALANCE SHEETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2003           2002
                                                              ------------   ------------
ASSETS:
Current assets:
  Cash and cash equivalents.................................  $ 1,910,345    $ 2,063,812
  Other receivables.........................................        8,407          1,876
  Prepaid assets............................................       33,350         20,000
                                                              -----------    -----------
          Total current assets..............................    1,952,102      2,085,688
Property and equipment, net of accumulated depreciation of
  $2,747 and $2,154.........................................        1,520          2,113
                                                              -----------    -----------
          Total assets......................................  $ 1,953,622    $ 2,087,801
                                                              ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable..........................................  $     2,485    $    17,230
  Accrued liabilities.......................................       58,298         86,524
                                                              -----------    -----------
          Total current liabilities.........................       60,783        103,754
                                                              -----------    -----------
COMMITMENTS & CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value, 150,000,000 shares
     authorized, 0 shares issued and outstanding............           --             --
  Common stock, $.001 par value, 1,500,000,000 shares
     authorized; 50,004,474 shares issued and outstanding...       50,004         50,004
  Additional paid in capital................................   10,076,708     10,064,305
  Additional paid in capital -- warrants....................      743,234        743,234
  Accumulated deficit.......................................   (8,977,107)    (8,873,496)
                                                              -----------    -----------
          Total stockholders' equity........................    1,892,839      1,984,047
                                                              -----------    -----------
          Total liabilities and stockholders' equity........  $ 1,953,622    $ 2,087,801
                                                              ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                              ZAP.COM CORPORATION

                            STATEMENTS OF OPERATIONS

                                                        FOR THE YEAR   FOR THE YEAR   FOR THE YEAR
                                                           ENDED          ENDED          ENDED
                                                        DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                            2003           2002           2001
                                                        ------------   ------------   ------------
Revenues..............................................  $        --    $        --    $       171
Cost of revenues......................................           --             --             --
                                                        -----------    -----------    -----------
  Gross income........................................           --             --            171
Operating expenses:
  Sales and marketing.................................           --             --         18,222
  General and administrative..........................      125,214        154,416        712,582
  Loss on disposal of assets..........................           --             --         24,352
  Contract termination settlement.....................           --             --       (402,586)
                                                        -----------    -----------    -----------
          Total operating expenses....................      125,214        154,416        352,570
                                                        -----------    -----------    -----------
          Loss from operations........................     (125,214)      (154,416)      (352,399)
Interest income.......................................       21,603         34,148         95,713
                                                        -----------    -----------    -----------
Loss before income taxes..............................     (103,611)      (120,268)      (256,686)
Income taxes (Note 5).................................           --             --             --
                                                        -----------    -----------    -----------
Net loss..............................................  $  (103,611)   $  (120,268)   $  (256,686)
                                                        ===========    ===========    ===========
Per share data (basic and diluted):
Net loss per share....................................  $      (.00)   $      (.00)   $     (0.01)
                                                        ===========    ===========    ===========
  Weighted average number of common shares and common
     share equivalents outstanding....................   50,004,474     50,004,474     50,004,474
                                                        ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                              ZAP.COM CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                            FOR THE        FOR THE        FOR THE
                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2003           2002           2001
                                                          ------------   ------------   ------------
Cash flows from operating activities:
  Net loss..............................................   $ (103,611)    $ (120,268)    $ (256,686)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization......................          593            609          4,568
     Contributed capital from Zapata for unreimbursed
       management services and rent.....................       12,403         11,790             --
     Loss on disposal of assets.........................           --             --         24,352
     Changes in assets and liabilities:
       Other receivables................................       (6,531)         4,318         (1,935)
       Prepaid assets...................................      (13,350)         5,997        447,400
       Accounts payable.................................      (14,745)        11,210       (159,602)
       Accrued liabilities..............................      (28,226)       (16,977)      (654,045)
                                                           ----------     ----------     ----------
          Total adjustments.............................      (49,856)        16,947       (339,262)
                                                           ----------     ----------     ----------
     Net cash used in operating activities..............     (153,467)      (103,321)      (595,948)
                                                           ----------     ----------     ----------
Cash flows from provided by financing activities:
  Amounts received from stockholder and affiliates......           --             --          1,912
                                                           ----------     ----------     ----------
     Net cash flows provided by financing activities....           --             --          1,912
                                                           ----------     ----------     ----------
Net change in cash and cash equivalents.................     (153,467)      (103,321)      (594,036)
Cash and cash equivalents at beginning of period........    2,063,812      2,167,133      2,761,169
                                                           ----------     ----------     ----------
Cash and cash equivalents at end of period..............   $1,910,345     $2,063,812     $2,167,133
                                                           ==========     ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                              ZAP.COM CORPORATION

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                      ADDITIONAL
                                                     COMMON STOCK       ADDITIONAL     PAID IN                       TOTAL
                                                 --------------------     PAID IN      CAPITAL     ACCUMULATED   STOCKHOLDERS'
                                                   SHARES     AMOUNT      CAPITAL      WARRANTS      DEFICIT        EQUITY
                                                 ----------   -------   -----------   ----------   -----------   -------------
BALANCE, DECEMBER 31, 2000.....................  50,004,474   $50,004   $10,052,515    $743,234    $(8,496,542)   $2,349,211
Net loss.......................................          --        --            --          --       (256,686)     (256,686)
                                                 ----------   -------   -----------    --------    -----------    ----------
BALANCE, DECEMBER 31, 2001.....................  50,004,474    50,004    10,052,515     743,234     (8,753,228)    2,092,525
Contributed capital from Zapata for
  unreimbursed management services and rent....          --        --        11,790          --             --        11,790
Net loss.......................................          --        --            --          --       (120,268)     (120,268)
                                                 ----------   -------   -----------    --------    -----------    ----------
BALANCE, DECEMBER 31, 2002.....................  50,004,474    50,004    10,064,305     743,234     (8,873,496)    1,984,047
Contributed capital from Zapata for
  unreimbursed management services and rent....          --        --        12,403          --             --        12,403
Net loss.......................................          --        --            --          --       (103,611)     (103,611)
                                                 ----------   -------   -----------    --------    -----------    ----------
BALANCE, DECEMBER 31, 2003.....................  50,004,474   $50,004   $10,076,708    $743,234    $(8,977,107)   $1,892,839
                                                 ==========   =======   ===========    ========    ===========    ==========

   The accompanying notes are an integral part of these financial statements.

                              ZAP.COM CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BUSINESS AND ORGANIZATION

     Zapata Corporation ("Zapata") formed Zap.Com for the purpose of creating and operating a global network of independently owned web sites. In April 1999, Zap.Com announced its plan to establish the ZapNetwork by connecting web sites through a proprietary multi-functional, portal-like Internet banner known as the ZapBox. Zap.Com intended to distribute advertising and e-commerce opportunities over this network. From its inception on April 2, 1998 through November 12, 1999, Zap.Com operated as a wholly owned subsidiary of Zapata. In November 1999, Zapata and two of its directors invested $10.1 million of equity in Zap.Com. On November 12, 1999, Zapata distributed to its stockholders 477,742 shares of Zap.Com common stock, leaving Zapata as the holder of approximately 98 percent of Zap.Com's outstanding common stock. On November 30, 1999, Zap.Com's stock began to trade on the NASD's OTC Electronic Bulletin Board under the symbol "ZPCM," establishing Zap.Com as a separate public company.

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

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

     General and administrative expenses reflected in the financial statements include allocations of certain corporate expenses from Zapata for management services and rent provided under a Shared Services Agreement. Management believes these allocations were made on a reasonable basis; however, they do not necessarily equal the costs that would have been or will be incurred by the Company prospectively. Zapata has waived its rights to receive these reimbursements since May 1, 2000. The Company records these waived amounts as contributed capital. See Note 11.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results reported in future periods could differ from these estimates.

                              ZAP.COM CORPORATION

  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. Cash and cash equivalents represent government debt instruments that are carried at cost, which approximates market.

  PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Estimated useful lives of assets acquired, determined as of the date of acquisition are 3-7 years. Replacements and major improvements are capitalized; maintenance and repairs are charged to expense as incurred. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from the accounts. Any resulting gains or losses are included in the statement of operations.

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

  STOCK-BASED COMPENSATION

     The Company accounts for its employee stock-based compensation plans under Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees." Accordingly, no recognition of compensation expense is required for stock options granted to employees for which the exercise price equals or exceeds the fair market value of the stock at the grant date. The Company has adopted the required disclosure provisions under SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of the Financial Accounting Standards Board ("FASB") Statement No. 123," at December 31, 2002. SFAS No. 148 amends SFAS No.123, "Accounting for Stock-Based Compensation."

                              ZAP.COM CORPORATION

     Had compensation expense for the 1999 Plan been determined based on fair value at the grant date consistent with SFAS No. 123, the Company's net loss and net loss per share (basic and diluted) would have been as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                    ---------------------------------
                                                      2003        2002        2001
                                                    ---------   ---------   ---------
Net loss, as reported.............................  $(103,611)  $(120,268)  $(256,686)
Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards..................................         --     (57,406)   (128,629)
                                                    ---------   ---------   ---------
Pro forma net loss................................  $(103,611)  $(177,674)  $(385,315)
                                                    =========   =========   =========
Earnings per share:
  Basic and diluted -- as reported................  $     .00   $     .00   $    (.01)
                                                    =========   =========   =========
  Basic and diluted -- pro forma..................  $     .00   $     .00   $    (.01)
                                                    =========   =========   =========

 RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN No. 45), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The Interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have a material impact on the Company's financial position, results of operations or cash flows.

     In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. Although the Company continues to account for stock-based compensation according to APB 25, the Company has adopted the required disclosure provisions for interim financial reporting under SFAS No. 148. As a result of the Company's continued use of the intrinsic value method of accounting for stock-based compensation, the transition provisions did not have an effect of the Company's financial position, results of operations or cash flows upon adoption of SFAS 148.

NOTE 3.  ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2003           2002
                                                              ------------   ------------
Accrued audit and legal costs...............................    $27,245        $34,518
Accrued printing costs......................................     31,053         50,206
Other.......................................................         --          1,800
                                                                -------        -------
  Total accrued liabilities.................................    $58,298        $86,524
                                                                =======        =======

                              ZAP.COM CORPORATION

NOTE 4.  STOCKHOLDERS' EQUITY

     In March 2000, the SEC declared the effectiveness of Zap.Com's shelf registration statement on Form S-1, covering 20,000,000 shares of common stock, $.001 par value per share. This registration statement also covered up to an additional 30,000,000 shares of Zap.Com's common stock, $.001 par value per share in connection with potential acquisitions and other transactions. In June 2003, the company filed a Post-Effective Amendment No. 3 to Form S-1 deregistering these 30,000,000 shares. The company had not issued any shares under this registration statement.

     During December 2000, the Board of Directors resolved to cease the operations of the Company, effectively terminating the Company's stock bonus plan. Upon termination, there were no ZapNetwork members who had met the eligibility requirements to receive the stock bonus. As such, the Company deregistered the remaining 19,995,526 shares under the plan in January 2001.

NOTE 5.  INCOME TAXES

     As a result of net operating losses, the Company has not recorded a provision for income taxes. The components of the deferred tax assets and related valuation allowance at December 31, 2003 and 2002 are as follows:

                                                             DECEMBER 31,   DECEMBER 31,
                                                                 2003           2002
                                                             ------------   ------------
Deferred tax assets:
  Net operating loss carryforwards.........................  $ 2,977,210    $ 2,936,752
                                                             -----------    -----------
  Total deferred tax assets................................    2,977,210      2,936,752
  Less: valuation allowance................................   (2,977,210)    (2,936,752)
                                                             -----------    -----------
     Net deferred taxes....................................  $        --    $        --
                                                             ===========    ===========

     The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required. As of December 31, 2003 and 2002, Zap.Com had approximately $7,634,000 and $7,530,000 of net operating loss carryforwards that expire in 2023 and 2022, respectively. In the event there is a change of control in the ownership of Zap.Com, as defined by the Internal Revenue Code, the annual utilization of the net operating losses could be limited.

NOTE 6.  LOSS ON DISPOSAL OF ASSETS

     During 2001, the Company disposed of certain computer equipment related to the terminated Internet business and recognized a loss on the disposal of $24,000.

NOTE 7.  CONTRACT TERMINATION SETTLEMENT

     Based on the December 2000 Board resolution to terminate Internet operations, certain contracts entered into by the Company during its development stage were deemed to have no future value to the Company. In 2001, the Company favorably settled its disputes over two of these contracts. The Company reversed previous accruals of $403,000 as income resulting from the settlement amounts being less than the associated accrued liabilities.

NOTE 8.  STOCK OPTIONS AND STOCK ISSUANCE PLANS

     The Company's 1999 Long-Term Incentive Plan (the "1999 Plan") allows the Company to provide awards to existing and future officers, employees, consultants and directors of the Company from time to time. The 1999 Plan is intended to promote the long-term financial interests and growth of the Company by

                              ZAP.COM CORPORATION
providing employees, officers, directors, and consultants of the Company with appropriate incentives and rewards to enter into and continue in the employment of, or relationship with, the Company and to acquire a proprietary interest in the long-term success of the Company.

     Under the 1999 Plan, 3,000,000 shares of common stock are available for awards. As of December 31, 2003, there were 2,525,000 shares available for grant under the plan. The 1999 Plan provides for the grant of any or all of the following types of awards: stock options, stock appreciation rights, stock awards, cash awards, or other rights or interests. Allocations of awards are made by the Board of Directors at its sole discretion within the provisions of the 1999 Plan. As of December 31, 2003 and 2002, there were no cash awards or other rights or interest outstanding under the plan.

     Stock appreciation rights are rights to receive, without payment to Zap.Com, cash or shares of common stock with a value determined by reference to the difference between the exercise or strike price of the stock appreciation rights and the fair market value or other specified valuation of the shares at the time of exercise. Stock appreciation rights may be granted in tandem with stock options or separately. As of December 31, 2003 and 2002, there were no stock appreciation rights outstanding.

     Stock awards may consist of shares of common stock and may provide for voting rights and dividend equivalent rights. The Company may specify conditions for awards, including vesting service and performance conditions. Vesting conditions may include, without limitation, provision for acceleration in the case of a change-in-control of Zap.Com, vesting conditions and performance conditions, including, without limitation, performance conditions based on achievement of specific business objectives, increases in specified indices and attaining specified growth measures or rates. As of December 31, 2003 and 2002, there were no stock awards outstanding.

     The Company issues stock options to executives and key employees that vest ratably during the first three years after issuance and have five-year terms. Vesting is contingent upon continued employment with the Company. A summary of the status of the Company's 1999 Long-Term Incentive Plan is presented below.

                                               FOR THE YEAR ENDED DECEMBER 31,
                              ------------------------------------------------------------------
                                      2003                   2002                   2001
                              --------------------   --------------------   --------------------
                                          WEIGHTED               WEIGHTED               WEIGHTED
                                          AVERAGE                AVERAGE                AVERAGE
                               NUMBER     EXERCISE    NUMBER     EXERCISE    NUMBER     EXERCISE
                              OF SHARES    PRICES    OF SHARES    PRICES    OF SHARES    PRICES
                              ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of
  year......................   475,000     $2.00      520,000     $2.34      520,000     $2.34
Granted.....................        --                     --                     --
Exercised...................        --                     --                     --
                               -------                -------                -------
Forfeited...................        --                (45,000)     5.89           --
                               -------                -------                -------
Outstanding at end of
  year......................   475,000     $2.00      475,000     $2.00      520,000     $2.34
                               =======                =======                =======
Exercisable at end of
  year......................   475,000     $2.00      475,000     $2.00      338,333     $2.17
                               =======                =======                =======

     Each of the 475,000 stock options outstanding and exercisable as of December 31, 2003 have an exercise price of $2.00 and expire in the fourth quarter of 2004.

NOTE 9.  LOSS PER SHARE

     Basic loss per share is computed by dividing the net loss by the sum of the weighted average number of shares of common stock outstanding. Diluted earnings per share is based on the potential dilution that would occur on exercise or conversion of securities into common stock. For the years ended December 31, 2003,

                              ZAP.COM CORPORATION

2002 and 2001, all outstanding stock options were excluded from the computation of diluted net loss per share because to do so would have an antidilutive effect.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

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

NOTE 11.  RELATED PARTY TRANSACTIONS

     Since its inception, the Company has utilized the services of the management and staff of its majority stockholder, Zapata Corporation, under a shared services agreement that allocated these costs on a percentage of time basis. Zap. Com also subleases its office space in Rochester, New York from Zapata Corporation. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata Corporation has waived its rights under the shared services agreement to be reimbursed for these expenses since May 2000. As a result, no allocations were made in the year ended December 31, 2001. For the years ended December 31, 2003 and 2002, the Company recorded approximately $12,000 as contributed capital for services rendered.

     In October 1999, the Company granted to American Internetwork Sports Company, LLC stock warrants in consideration for sports related consulting services. American Internetwork Sports is owned by the siblings of Avram Glazer, the Company's President and Chief Executive Officer. The Company accounted for this transaction in accordance with EITF 96-18, which requires the recognition of expense based on the then current fair value of the warrants at the end of each reporting period with adjustment of prior period expense to actual expense at each vesting date. Pursuant to the December 2000 decision to cease the operations of the Company, these warrants became fully vested. As a result, the Company recorded the entire cost of $743,000 for all 2,000,000 warrants at the then market value of the stock.

                              ZAP.COM CORPORATION

NOTE 12.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                        QUARTER ENDED
                           -----------------------------------------------------------------------
                           MARCH 31, 2003   JUNE 30, 2003   SEPTEMBER 30, 2003   DECEMBER 31, 2003
                           --------------   -------------   ------------------   -----------------
Revenues.................   $        --      $        --       $        --          $        --
Gross loss...............            --               --                --                   --
Total operating
  expenses...............        30,391           32,751            40,704               21,368
Loss from operations.....       (30,391)         (32,751)          (40,704)             (21,368)
Interest income..........         5,831            5,598             5,275                4,899
Net loss.................       (24,560)         (27,153)          (35,429)             (16,469)
Net loss per share (basic
  and diluted)...........           .00              .00               .00                  .00
Weighted average shares
  outstanding............    50,004,474       50,004,474        50,004,474           50,004,474

                                                        QUARTER ENDED
                           -----------------------------------------------------------------------
                           MARCH 31, 2002   JUNE 30, 2002   SEPTEMBER 30, 2002   DECEMBER 31, 2002
                           --------------   -------------   ------------------   -----------------
Revenues.................   $        --      $        --       $        --          $        --
Gross loss...............            --               --                --                   --
Total operating
  expenses...............        49,521           58,533            31,840               14,522
Loss from operations.....       (49,521)         (58,533)          (31,840)             (14,522)
Interest income..........         8,948            8,940             8,590                7,670
Net loss.................       (40,573)         (49,593)          (23,250)              (6,852)
Net loss per share (basic
  and diluted)...........           .00              .00               .00                  .00
Weighted average shares
  outstanding............    50,004,474       50,004,474        50,004,474           50,004,474

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

     An evaluation was performed under the supervision of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c) and 15-d-14(c)) as of the end of the period covered by this report. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls

     Further, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect our disclosure controls subsequent to the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                              ZAP.COM CORPORATION

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G on Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in the Company's Information Statement relating to its 2004 Annual Meeting of Stockholders (the "2004 Information Statement") to be filed pursuant to Regulation 14C under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in response to Items 401 and 405 of Regulation S-K under the Securities Act of 1933, as amended, and the Exchange Act ("Regulation S-K").

ITEM 11.  EXECUTIVE COMPENSATION

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2004 Information Statement in response to Item 402 of Regulation S-K, excluding the material concerning the report on executive compensation and the performance graph specified by paragraphs (k) and (l) of such Item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2004 Information Statement in response to Item 403 of Regulation S-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 13 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2004 Information Statement in response to Item 404 of Regulation S-K.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 14 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2004 Information Statement in response to Item 9(e) of Schedule 14A.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)LIST OF DOCUMENTS FILED

     (1) Financial Statements

       Financial statements, Zap.Com Corporation.

       Report of Independent Auditors.

       Balance sheets as of December 31, 2003 and 2002.

       Statements of operations for the years ended December 31, 2003, 2002, and 2001.

       Statements of cash flows for the years ended December 31, 2003, 2002, and 2001.

                              ZAP.COM CORPORATION

       Statements of changes in stockholders' equity for the years ended December 31, 2003, 2002, and 2001.

       Notes to financial statements.

     (2) Financial Statement Schedules

     Filed herewith as a financial statement schedule is the schedule supporting Zap.Com's financial statements listed under paragraph (a) of this Item, and the Independent Auditors' Report with respect thereto.

     (3) Exhibits filed as part of this report. See (c) below.

(b) CURRENT REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

(c) EXHIBITS

     Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.

EXHIBIT
  NO.                       DESCRIPTION OF EXHIBITS
-------                     -----------------------
  3.1     Restated Articles of Incorporation of Zap.Com (Exhibit No.
          3.1)*
  3.2     Amended and Restated By-laws of Zap.Com (Exhibit No. 3.2)*
  4.1     Specimen Stock Certificate (Exhibit No. 4.1)*
  4.2     Warrant dated October 20, 1999 issued to American
          Internetwork Sports Company, LLC (Exhibit No. 4.2)*
  4.3     Zap.Com 1999 Long-Term Incentive Plan (Exhibit No. 4.3)*
 10.1     Investment and Distribution Agreement between Zap.Com and
          Zapata (Exhibit No. 10.1)*
 10.2     Services Agreement between Zap.Com and Zapata (Exhibit No.
          10.2)*
 10.3     Tax Sharing and Indemnity Agreement between Zap.Com and
          Zapata (Exhibit No. 10.3)*
 10.4     Registration Rights Agreement between Zap.Com and Zapata
          (Exhibit No. 10.4)*
 23.1     Consent of Independent Accountants
 23.2     Report of Independent Auditors on Financial Statement
          Schedule
 31.1     Certification of CEO Pursuant to SEC Rule 13a-14.
 31.2     Certification of CFO Pursuant to SEC Rule 13a-14.
 32.1     Certification of CEO Pursuant to 18 U.S.C. Section 1350, as
          Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002
 32.2     Certification of CFO Pursuant to 18 U.S.C. Section 1350, as
          Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002

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

                                          ZAP.COM CORPORATION (Registrant)

                                          By:       /s/ AVRAM GLAZER
                                            ------------------------------------
                                                     Name: Avram Glazer
                                                  Title: President and CEO
Dated: March 26, 2004

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

                    SIGNATURES                                     TITLE                     DATE
                    ----------                                     -----                     ----

                 /s/ AVRAM GLAZER                      President and Chief Executive    March 26, 2004
---------------------------------------------------    Officer (Principal Executive
                   Avram Glazer                            Officer) and Director


                /s/ LEONARD DISALVO                      Vice President and Chief       March 26, 2004
---------------------------------------------------    Financial Officer (Principal
                  Leonard DiSalvo                        Financial and Accounting
                                                                 Officer)

                                                                     SCHEDULE II

                              ZAP.COM CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                                                            FOR THE        FOR THE        FOR THE
                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2003           2002           2001
                                                          ------------   ------------   ------------
Valuation allowance for deferred tax asset, at beginning
  of year...............................................   $2,936,752     $2,889,934     $2,789,827
Increase in valuation allowance for certain deferred tax
  assets................................................       40,458         46,818        100,107
                                                           ----------     ----------     ----------
Balance, at end of year.................................   $2,977,210     $2,936,752     $2,889,934
                                                           ==========     ==========     ==========