Form 10-Q
period 2004-03-31
ZAP COM CORP
filed 2004-05-12
CIK 1083243

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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
     (State or other jurisdiction of             (I.R.S. Employer Identification
     incorporation or organization)                            No.)

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

As of May 2, 2004, the Registrant had outstanding 50,004,474 shares common stock, $0.001 par value.

                               ZAP.COM CORPORATION
                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
        Condensed Balance Sheets as of March 31, 2004 (Unaudited) and December 31, 2003.............     3

        Unaudited Condensed Statements of Operations for the Three Months Ended
        March 31, 2004 and 2003.....................................................................     4

        Unaudited Condensed Statements of Cash Flows for the Three Months Ended
        March 31, 2004 and 2003.....................................................................     5

        Notes to Unaudited Condensed Financial Statements...........................................     6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS................................................................     8

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................    10

ITEM 4. CONTROLS AND PROCEDURES.....................................................................    11

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS...........................................................................    11
ITEM 2. CHANGES IN SECURITIES, AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES........    11
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.............................................................    11
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................    11
ITEM 5. OTHER INFORMATION...........................................................................    11
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K............................................................    11

SIGNATURES .........................................................................................    13

EXHIBITS............................................................................................    14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND NOTES

                               ZAP.COM CORPORATION

                            CONDENSED BALANCE SHEETS

                                                                                    MARCH 31,       DECEMBER 31,
                                                                                      2004              2003
                                                                                  ------------      ------------
                                                                                   (Unaudited)
ASSETS:
Current assets:
   Cash and cash equivalents ................................................     $  1,889,630      $  1,910,345
   Other receivables ........................................................              672             8,407
   Prepaid assets ...........................................................           23,345            33,350
                                                                                  ------------      ------------
      Total current assets ..................................................        1,913,647         1,952,102
Property and equipment, net of accumulated depreciation of $2,899 and $2,747             1,368             1,520
                                                                                  ------------      ------------
      Total assets ..........................................................     $  1,915,015      $  1,953,622
                                                                                  ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts payable .........................................................     $      2,068      $      2,485
   Accrued liabilities ......................................................           54,109            58,298
                                                                                  ------------      ------------
      Total current liabilities .............................................     $     56,177      $     60,783
                                                                                  ------------      ------------

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.01 par value, 150,000,000 shares authorized, 0 shares
      issued and outstanding ................................................               --                --
   Common stock, $.001 par value, 1,500,000,000 shares authorized; 50,004,474
      shares issued and outstanding .........................................           50,004            50,004
   Additional paid in capital ...............................................       10,080,414        10,076,708
   Additional paid in capital - warrants ....................................          743,234           743,234
   Accumulated deficit ......................................................       (9,014,814)       (8,977,107)
                                                                                  ------------      ------------
      Total stockholders' equity ............................................        1,858,838         1,892,839
                                                                                  ------------      ------------
      Total liabilities and stockholders' equity ............................     $  1,915,015      $  1,953,622
                                                                                  ============      ============

    The accompanying notes are an integral part of these condensed financial statements.

                               ZAP.COM CORPORATION

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                      FOR THE                 FOR THE
                                                 THREE MONTHS ENDED      THREE MONTHS ENDED
                                                      MARCH 31,               MARCH 31,
                                                        2004                    2003
                                                    ------------            ------------

Revenues ...................................        $         --              $       --
Cost of revenues ...........................                  --                      --
                                                    ------------            ------------
   Gross income ............................                  --                      --
Operating expenses:
   General and administrative ..............              42,256                  30,391
                                                    ------------            ------------
      Total operating expenses .............              42,256                  30,391
                                                    ------------            ------------
      Loss from operations .................             (42,256)                (30,391)
Interest income ............................               4,549                   5,831
                                                    ------------            ------------
Loss before income taxes ...................             (37,707)                (24,560)
Income taxes ...............................                  --                      --
                                                    ------------            ------------
Net loss ...................................        $    (37,707)           $    (24,560)
                                                    ============            ============
Per share data (basic and diluted):
Net loss per share .........................        $       0.00            $       0.00
                                                    ============            ============
Weighted average number of common shares and
  common share equivalents outstanding .....          50,004,474              50,004,474
                                                    ============            ============

    The accompanying notes are an integral part of these condensed financial statements.

                               ZAP.COM CORPORATION

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                  FOR THE               FOR THE
                                                            THREE MONTHS ENDED     THREE MONTHS ENDED
                                                                 MARCH 31,             MARCH 31,
                                                                   2004                  2003
                                                                -----------           -----------
Cash flows from operating activities:
   Net loss ..........................................          $   (37,707)          $   (24,560)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
      Depreciation and amortization ..................                  152                   153
      Contributed capital from Zapata for unreimbursed
        management services and rent .................                3,706                 3,055
      Changes in assets and liabilities:
        Other receivables ............................                7,735                  (514)
        Prepaid assets ...............................               10,005                  (300)
        Accounts payable .............................                 (417)               (7,672)
        Accrued liabilities ..........................               (4,189)              (12,665)
                                                                -----------           -----------
           Total adjustments .........................               16,992               (17,943)
                                                                -----------           -----------
      Net cash used in operating activities ..........              (20,715)              (42,503)
                                                                -----------           -----------

Net change in cash and cash equivalents ..............              (20,715)              (42,503)
Cash and cash equivalents at beginning of period .....            1,910,345             2,063,812
                                                                -----------           -----------
Cash and cash equivalents at end of period ...........          $ 1,889,630           $ 2,021,309
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

                               ZAP.COM CORPORATION

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

The unaudited condensed financial statements included herein have been prepared by Zap.Com Corporation ("Zap.Com" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Zap.Com believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Zap.Com's latest Annual Report on Form 10-K filed with the SEC. The results of the operations for the three months ended March 31, 2004 are not necessarily indicative of the results for any subsequent quarter or the entire year ending December 31, 2004.

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

Had compensation expense for the 1999 Plan been determined based on fair value at the grant date consistent with SFAS No. 123, the Company's net loss and net loss per share (basic and diluted) would have been as follows:

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                         2004          2003
                                                                      -----------   -----------
Net loss, as reported                                                 $  (37,707)   $  (24,560)
Deduct: Total stock-based employee compensation expense determined
under fair value based method for all awards                                  --            --
                                                                      ----------    ----------
Pro forma net loss                                                    $  (37,707)   $  (24,560)
                                                                      ==========    ==========
Loss per share:
      Basic and diluted - as reported                                 $      .00    $      .00
                                                                      ==========    ==========
      Basic and diluted -  pro forma                                  $      .00    $      .00
                                                                      ==========    ==========

NOTE 3. RELATED PARTY TRANSACTIONS

Since its inception, the Company has utilized the services of the management and staff of its majority stockholder, Zapata Corporation, under a shared services agreement that allocated these costs on a percentage of time basis. Zap. Com also subleases its office space in Rochester, New York from Zapata Corporation. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata Corporation has waived its rights under the shared services agreement to be reimbursed for these expenses since May 2000. For the three months ended March 31, 2004 and 2003, the Company recorded approximately $4,000 and $3,000, respectively, as contributed capital for services rendered.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. This document contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of such safe harbor provisions. Forward-looking statements, which are based upon certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words like "may," "will," "should," "expect," "anticipate," "estimate," "plan," "intend," "believe," "predicts," "potential," "continue" and the negative of such terms or other similar or comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot assure you that our expectations will be correct. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. These risks are qualified in their entirety by cautionary language and risk factors set forth in the Company's filings with the Securities and Exchange Commission
(SEC), including the Company's 2003 Annual Report on Form 10-K. The Company assumes no obligation to update forward-looking statements or to update the reasons actual results could differ from those projected in the forward-looking statements.

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

Since ceasing its Internet operations, the Company has had no existing business operations, other than to comply with its reporting requirements under the Securities Exchange Act of 1934. In the future Zap.Com may acquire an operating company. Zap.Com may also consider developing a new business suitable for its situation.

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2004, Zap.Com recorded a net loss of $38,000 as compared to a net loss of $25,000 for the three months ended March 31, 2003. Since inception (which commenced on April 2, 1998), Zap.Com has incurred a cumulative net loss of $9.0 million, including $743,000 in non-cash charges associated with warrants issued to American Internetwork Sports and all of the costs associated with the public registration of Zap.Com's common stock and the development and wind-down of Internet operations.

For the three months ended March 31, 2004 as compared to the three months ended March 31, 2003, operations consisted of the following:

REVENUES. Zap.Com did not generate any revenue for the three months ended March 31, 2004 and 2003, nor does it presently have any business from which it may generate revenue in the future.

COST OF REVENUES. As a result of ceasing all Internet operations, Zap.Com incurred no cost of revenues for the three months ended March 31, 2004 and 2003.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of legal and accounting services, insurance premiums, printing and filing costs, salaries and wages (including costs allocated by Zapata pursuant to a services agreement), and various other costs. General and administrative expenses for the three months ended March 31, 2004 were $42,000 as compared to $30,000 for the three months ended March 31, 2003. This increase relates primarily to the an increase in printing and filing costs and an increase in legal expense recognized as compared to the prior year.

INTEREST INCOME. Interest income is generated on cash reserves which are invested in short-term U.S. Government Agency securities. Interest earned for three months ended March 31, 2004 and 2003 was $5,000 and $6,000, respectively. The decreased interest income for 2004 was primarily a result of sustained lower interest rates on short-term U.S. Government Agency securities as compared to rates in 2003, as well as declining cash reserves available for investment.

LIQUIDITY AND CAPITAL RESOURCES

Zap.Com has not generated any significant revenue since its inception. As a result, the Company's primary source of liquidity has been its initial capitalization from Zapata Corporation and two Zapata directors, and thereafter, the interest income generated on cash reserves invested in short-term US Government Agency securities. As of March 31, 2004, Zap.Com's cash and cash equivalents were $1.9 million.

Since its inception, the Company has utilized services of the management and staff and office space of its majority stockholder, Zapata Corporation, under a shared services agreement that allocated these costs. Effective May 1, 2000, Zapata has waived its rights under the services agreements to be reimbursed these costs. For the three months ended March 31, 2004 and 2003, the Company recorded approximately $4,000 and $3,000, respectively, as contributed capital for these services. Should Zapata not renew its waiver, Zap.Com may incur future cash payments under the shared services agreement.

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

CASH FLOWS

Cash used in operating activities was $21,000 for the three months ended March 31, 2004 as compared to cash used of $43,000 for the comparable period of the prior year. The decrease in cash used in operating activities resulted in timing of payments made for accounts payable and accrued liabilities.

For the three months ended March 31, 2004 and 2003, the Company had no cash flows from investing or financing activities.

CRITICAL ACCOUNTING POLICIES

As of March 31, 2004, the Company's consolidated critical accounting policies and estimates have not changed materially from those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates. The Company invests its cash and cash equivalents in short-term US Government Agency securities with maturities generally not more than 90 days. Due to the short duration and conservative nature of these instruments, the Company does not believe that the value of these instruments have a material exposure to interest rate risk. However, changes in interest rates do affect the investment income the Company earns on its cash equivalents and marketable securities and, therefore, impacts its cash flows and results of operations. Accordingly, there is inherent roll-over risk for the Company's investment grade securities as they mature and are renewed at current market rates. Using the investment grade security balance of $1.9 million at March 31, 2004 as a hypothetical constant cash balance, an adverse change of 1% in interest rates would decrease interest income by approximately $5,000 during a three month period.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

                                             ZAP.COM CORPORATION
                                             (Registrant)

May 12, 2004
                                             By: /s/ LEONARD DISALVO
                                                 -------------------------
                                                 (Vice President and
                                                 Chief Financial Officer)