Form 10-Q
period 2004-06-30
ZAP COM CORP
filed 2004-08-12
CIK 1083243

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-Q

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

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

As of August 2, 2004, the Registrant had outstanding 50,004,474 shares common stock, $0.001 par value.

                               ZAP.COM CORPORATION
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         Condensed Balance Sheets as of June 30, 2004 (Unaudited) and December 31, 2003.............. 3

         Unaudited Condensed Statements of Operations for the Three Months and Six Months Ended
         June 30, 2004 and 2003...................................................................... 4

         Unaudited Condensed Statements of Cash Flows for the Six Months Ended
         June 30, 2004 and 2003...................................................................... 5

         Notes to Unaudited Condensed Financial Statements........................................... 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS................................................................. 8

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................11

ITEM 4.  CONTROLS AND PROCEDURES.....................................................................12


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS...........................................................................12
ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES ...........12
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.............................................................12
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................12
ITEM 5.  OTHER INFORMATION...........................................................................12
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................................................12

SIGNATURES ..........................................................................................14

EXHIBITS   ..........................................................................................15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND NOTES


                               ZAP.COM CORPORATION

                            CONDENSED BALANCE SHEETS

                                                                                  JUNE 30,      DECEMBER 31,
                                                                                    2004             2003
                                                                                ------------    ------------
                                                                                 (Unaudited)
ASSETS:
Current assets:
   Cash and cash equivalents                                                    $  1,848,258    $  1,910,345
   Other receivables                                                                     710           8,407
   Prepaid assets                                                                     13,340          33,350
                                                                                ------------    ------------
      Total current assets                                                         1,862,308       1,952,102
Property and equipment, net of accumulated depreciation of $3,051 and $2,747           1,216           1,520
                                                                                ------------    ------------
      Total assets                                                              $  1,863,524    $  1,953,622
                                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                                                             $     10,097    $      2,485
   Accrued liabilities                                                                33,988          58,298
                                                                                ------------    ------------
      Total current liabilities                                                 $     44,085    $     60,783
                                                                                ------------    ------------

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.01 par value, 150,000,000 shares authorized, 0 shares
      issued and outstanding                                                              --              --
   Common stock, $.001 par value, 1,500,000,000 shares authorized; 50,004,474
      shares issued and outstanding                                                   50,004          50,004
   Additional paid in capital                                                     10,084,120      10,076,708
   Additional paid in capital - warrants                                             743,234         743,234
   Accumulated deficit                                                            (9,057,919)     (8,977,107)
                                                                                ------------    ------------
      Total stockholders' equity                                                   1,819,439       1,892,839
                                                                                ------------    ------------
      Total liabilities and stockholders' equity                                $  1,863,524    $  1,953,622
                                                                                ============    ============

    The accompanying notes are an integral part of these condensed financial statements.

                               ZAP.COM CORPORATION

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                                                                 FOR THE             FOR THE
                                                            THREE MONTHS ENDED THREE MONTHS ENDED
                                                                 JUNE 30,           JUNE 30,
                                                                   2004               2003
                                                              --------------    -----------------
Revenues..................................................    $           --    $              --
Cost of revenues..........................................                --                   --
                                                              --------------    -----------------
   Gross income...........................................                --                   --
Operating expenses:
   General and administrative.............................            47,612               32,751
                                                              --------------    -----------------
      Total operating expenses............................            47,612               32,751
                                                              --------------    -----------------
      Loss from operations................................           (47,612)             (32,751)
Interest income...........................................             4,507                5,598
                                                              --------------    -----------------
Loss before income taxes..................................           (43,105)             (27,153)
Income taxes..............................................                --                   --
                                                              --------------    -----------------
Net loss..................................................    $      (43,105)   $         (27,153)
                                                              ===============   =================

Per share data (basic and diluted):
Net loss per share........................................    $         0.00    $            0.00
                                                              ==============    =================
Weighted average number of common shares and
  common share equivalents outstanding....................        50,004,474           50,004,474
                                                              ==============    =================

                                                                 FOR THE             FOR THE
                                                             SIX MONTHS ENDED   SIX MONTHS ENDED
                                                                 JUNE 30,           JUNE 30,
                                                                   2004               2003
                                                              --------------    -----------------
Revenues..................................................    $           --    $              --
Cost of revenues..........................................                --                   --
                                                              --------------    -----------------
   Gross income...........................................                --                   --
Operating expenses:
   General and administrative.............................            89,868               63,142
                                                              --------------    -----------------
      Total operating expenses............................            89,868               63,142
                                                              --------------    -----------------
      Loss from operations................................           (89,868)             (63,142)
Interest income...........................................             9,056               11,429
                                                              --------------    -----------------
Loss before income taxes..................................           (80,812)             (51,713)
Income taxes..............................................                --                   --
                                                              --------------    -----------------
Net loss..................................................    $      (80,812)   $         (51,713)
                                                              ==============    =================

Per share data (basic and diluted):
Net loss per share........................................    $         0.00    $            0.00
                                                              ==============    =================
Weighted average number of common shares and
  common share equivalents outstanding....................        50,004,474           50,004,474
                                                              ==============    =================


    The accompanying notes are an integral part of these condensed financial statements.

                               ZAP.COM CORPORATION

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS



                                                             FOR THE              FOR THE
                                                        SIX MONTHS ENDED       SIX MONTHS ENDED
                                                             JUNE 30,             JUNE 30,
                                                              2004                  2003
                                                        ----------------       ----------------
Cash flows from operating activities:
   Net loss                                              $   (80,812)          $   (51,713)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
      Depreciation and amortization                              304                   305
      Contributed capital from Zapata for unreimbursed
        management services and rent                           7,412                 6,059
      Changes in assets and liabilities:
        Other receivables                                      7,697                  (742)
        Prepaid assets                                        20,010                 8,400
        Accounts payable                                       7,612               (15,859)
        Accrued liabilities                                  (24,310)              (17,317)
                                                         -----------           -----------
           Total adjustments                                  18,725               (19,154)
                                                         -----------           -----------
      Net cash used in operating activities                  (62,087)              (70,867)
                                                         -----------           -----------


Net change in cash and cash equivalents                      (62,087)              (70,867)
Cash and cash equivalents at beginning of period           1,910,345             2,063,812
                                                         -----------           -----------
Cash and cash equivalents at end of period               $ 1,848,258           $ 1,992,945
                                                         ===========           ===========


    The accompanying notes are an integral part of these condensed financial statements.

                               ZAP.COM CORPORATION

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

The unaudited condensed financial statements included herein have been prepared by Zap.Com Corporation ("Zap.Com" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Zap.Com believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Zap.Com's latest Annual Report on Form 10-K filed with the SEC. The results of the operations for the three months and six months ended June 30, 2004 are not necessarily indicative of the results for any subsequent quarter or the entire year ending December 31, 2004.

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

Had compensation expense for the 1999 Plan been determined based on fair value at the grant date consistent with SFAS No. 123, the Company's net loss and net loss per share (basic and diluted) would have been as follows:

                                                               THREE MONTHS ENDED
                                                                    JUNE 30,
                                                           -------------------------
                                                               2004           2003
                                                           -----------   -----------
Net loss, as reported                                      $  (43,105)   $  (27,153)
Deduct:  Total stock-based employee compensation expense
determined under fair value based method for all awards            --            --
                                                           ----------    ----------
Pro forma net loss                                         $  (43,105)   $  (27,153)
                                                           ==========    ==========

Loss per share:
      Basic and diluted - as reported                      $      .00    $      .00
                                                           ==========    ==========
      Basic and diluted -  pro forma                       $      .00    $      .00
                                                           ==========    ==========


                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                           -------------------------
                                                               2004           2003
                                                           -----------   -----------
Net loss, as reported                                      $  (80,812)   $  (51,713)
Deduct:  Total stock-based employee compensation expense
determined under fair value based method for all awards            --            --
                                                           ----------    ----------
Pro forma net loss                                         $  (80,812)   $  (51,713)
                                                           ==========    ==========

Loss per share:
      Basic and diluted - as reported                      $      .00    $      .00
                                                           ==========    ==========
      Basic and diluted -  pro forma                       $      .00    $      .00
                                                           ==========    ==========



NOTE 3.  ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                       JUNE 30,     DECEMBER 31,
                                                         2004          2003
                                                    -----------     ------------
 Accrued audit and legal costs                      $    16,529      $   27,245
 Accrued printing costs                                  17,459          31,053
                                                    -----------      ----------
    Total accrued liabilities                       $    33,988      $   58,298
                                                    ===========      ==========

NOTE 4.  RELATED PARTY TRANSACTIONS

Since its inception, the Company has utilized the services of the management and staff of its majority stockholder, Zapata Corporation, under a shared services agreement that allocated these costs on a percentage of time basis. Zap.Com also subleases its office space in Rochester, New York from Zapata Corporation. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata Corporation has waived its rights under the shared services agreement to be reimbursed for these expenses since May 2000. For these services, the Company recorded contributed capital of $4,000 and $3,000 for the three months ended June 30, 2004 and 2003, respectively, and $7,000 and $6,000 for the six months ended June 30, 2004 and 2003, respectively.


NOTE 5. COMMITMENTS AND CONTINGENCIES

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

RESULTS OF OPERATIONS

For the three months ended June 30, 2004, Zap.Com recorded a net loss of $43,000 as compared to a net loss of $27,000 for the three months ended June 30, 2003. For the six months ended June 30, 2004, Zap.Com recorded a net loss of $81,000 as compared to a net loss of $52,000 for the six months ended June 30, 2003. Since inception (which commenced on April 2, 1998), Zap.Com has incurred a cumulative net loss of $9.1 million, including $743,000 in non-cash charges associated with warrants issued to American Internetwork Sports and all of the costs associated with the public registration of Zap.Com's common stock and the development and wind-down of Internet operations.

For the three month and six month periods ended June 30, 2004 as compared to the three month and six month periods ended June 30, 2003, operations consisted of the following:

REVENUES. Zap.Com did not generate any revenue for the three month and six month periods ended June 30, 2004 and 2003, nor does it presently have any business from which it may generate revenue in the future.

COST OF REVENUES. As a result of ceasing all Internet operations, Zap.Com incurred no cost of revenues for the three month and six month periods ended June 30, 2004 and 2003.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of legal and accounting services, insurance premiums, printing and filing costs, salaries and wages (including costs allocated by Zapata pursuant to a services agreement), and various other costs. General and administrative expenses for the quarter ended June 30, 2004 were $48,000 as compared to $33,000 for the quarter ended June 30, 2003. For the six months ended June 30, 2004, general and administrative expenses were $90,000 as compared to $63,000 for the six months ended June 30, 2003. The increased general and administrative expenses for 2004 relates primarily to an increase in legal expense recognized as compared to the prior year.

INTEREST INCOME. Interest income is generated on cash reserves which are invested in short-term U.S. Government Agency securities. Interest earned for the quarter ended June 30, 2004 and 2003 was $5,000 and $6,000, respectively. Interest earned for the six months ended June 30, 2004 was $9,000 as compared to $11,000 for the six months ended June 30, 2003. The decreased interest income for 2004 was primarily a result of sustained lower interest rates on short-term U.S. Government Agency securities as compared to rates in 2003, as well as declining cash reserves available for investment.

LIQUIDITY AND CAPITAL RESOURCES

Zap.Com has not generated any significant revenue since its inception. As a result, the Company's primary source of liquidity has been its initial capitalization from Zapata Corporation and two Zapata directors, and thereafter, the interest income generated on cash reserves invested in short-term US Government Agency securities. As of June 30, 2004, Zap.Com's cash and cash equivalents were $1.8 million.

Since its inception, the Company has utilized services of the management and staff and office space of its majority stockholder, Zapata Corporation, under a shared services agreement that allocated these costs. Effective May 1, 2000, Zapata has waived its rights under the services agreements to be reimbursed these costs. For the three months ended June 30, 2004 and 2003, the Company recorded approximately $4,000 and $3,000, respectively, and for the six months ended June 30, 2004 and 2003 the Company recorded approximately $7,000 and $6,000, respectively, as contributed capital for these services. Should Zapata not renew its waiver, Zap.Com may incur future cash payments under the shared services agreement.

Zap.Com believes that it has sufficient resources to satisfy its existing and contingent liabilities and its anticipated operating expenses for the next twelve months. Until such time as a business combination is consummated, Zap.Com expects these expenses to consist mainly of general and administrative expenses incurred in connection with maintaining its status as a publicly traded company. The Company has no commitments for capital expenditures and foresees none, except for possible future acquisitions. In order to effect an acquisition, however, Zap.Com may need additional financing. There is no assurance that any such financing will be available or available on the terms favorable or acceptable to the Company.

CASH FLOWS

Cash used in operating activities was $62,000 for the six months ended June 30, 2004 as compared to cash used of $71,000 for the comparable period of the prior year. The decrease in cash used in operating activities resulted in timing of payments made for accounts payable and accrued liabilities.

For the six months ended June 30, 2004 and 2003, the Company had no cash flows from investing or financing activities.

CRITICAL ACCOUNTING POLICIES

As of June 30, 2004, the Company's consolidated critical accounting policies and estimates have not changed materially from those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates. The Company invests its cash and cash equivalents in short-term US Government Agency securities with maturities generally not more than 90 days. Due to the short duration and conservative nature of these instruments, the Company does not believe that the value of these instruments have a material exposure to interest rate risk. However, changes in interest rates do affect the investment income the Company earns on its cash equivalents and marketable securities and, therefore, impacts its cash flows and results of operations. Accordingly, there is inherent roll-over risk for the Company's investment grade securities as they mature and are renewed at current market rates. Using the investment grade security balance of $1.8 million at June 30, 2004 as a hypothetical constant cash balance, an adverse change of 1% in interest rates would decrease interest income by approximately $5,000 and $9,000 during a three month and six month period, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c)) as of the end of the period covered by this report. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls

No changes in internal control over financial reporting occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Zap.Com held an annual meeting of stockholders on June 8, 2004. Avram A. Glazer, sole director of Zap.Com was re-elected to that position at the meeting. Mr. Glazer received 48,972,258 votes for his election, none against and no abstentions. The other matter voted on at the meeting was the ratification of the Board of Directors' selection of PricewaterhouseCoopers LLP as Zap.Com's independent public accountants. That matter was ratified with 48,972,258 votes for, none against and no abstentions.

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

                                            ZAP.COM CORPORATION
                                            (Registrant)

August 12, 2004
                                            By: /s/  LEONARD DISALVO
                                                ------------------------
                                                     (Vice President and
                                                     Chief Financial Officer)