Form 10-Q
period 2004-09-30
ZAP COM CORP
filed 2004-11-05
CIK 1083243

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              ---------------------


                                    FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

As of November 3, 2004, the Registrant had outstanding 50,004,474 shares common stock, $0.001 par value.

                               ZAP.COM CORPORATION

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Balance Sheets as of September 30, 2004 (Unaudited) and December 31, 2003......... 3

         Unaudited Condensed Statements of Operations for the Three Months and Nine Months Ended
         September 30, 2004 and 2003................................................................. 4

         Unaudited Condensed Statements of Cash Flows for the Nine Months Ended
         September 30, 2004 and 2003................................................................. 5

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................11

ITEM 4.  CONTROLS AND PROCEDURES.....................................................................12


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS...........................................................................12
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF
         EQUITY SECURITIES ..........................................................................12
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.............................................................12
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................12
ITEM 5.  OTHER INFORMATION...........................................................................12
ITEM 6.  EXHIBITS ...................................................................................12

SIGNATURES ..........................................................................................14

EXHIBITS   ..........................................................................................15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND NOTES

                               ZAP.COM CORPORATION

                            CONDENSED BALANCE SHEETS

                                                                                   SEPTEMBER 30,      DECEMBER 31,
                                                                                       2004               2003
                                                                                   ------------       ------------
                                                                                            (Unaudited)
ASSETS:
Current assets:

   Cash and cash equivalents ................................................      $  1,833,058       $  1,910,345
   Other receivables ........................................................               851              8,407
   Prepaid assets ...........................................................             3,335             33,350
                                                                                   ------------       ------------
      Total current assets ..................................................         1,837,244          1,952,102
Property and equipment, net of accumulated depreciation of $3,203 and $2,747              1,064              1,520
                                                                                   ------------       ------------
      Total assets ..........................................................      $  1,838,308       $  1,953,622
                                                                                   ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:

   Accounts payable .........................................................      $      1,415       $      2,485
   Accrued liabilities ......................................................            46,532             58,298
                                                                                   ------------       ------------
      Total current liabilities .............................................      $     47,947       $     60,783
                                                                                   ------------       ------------

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY:

   Preferred stock, $0.01 par value, 150,000,000 shares authorized, 0 shares
      issued and outstanding ................................................                --                 --
   Common stock, $.001 par value, 1,500,000,000 shares authorized; 50,004,474
      shares issued and outstanding .........................................            50,004             50,004
   Additional paid in capital ...............................................        10,830,224         10,819,942
   Accumulated deficit ......................................................        (9,089,867)        (8,977,107)
                                                                                   ------------       ------------
      Total stockholders' equity ............................................         1,790,361          1,892,839
                                                                                   ------------       ------------
      Total liabilities and stockholders' equity ............................      $  1,838,308       $  1,953,622
                                                                                   ============       ============




    The accompanying notes are an integral part of these condensed financial statements.

                               ZAP.COM CORPORATION

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                     FOR THE                 FOR THE
                                               THREE MONTHS ENDED      THREE MONTHS ENDED
                                                  SEPTEMBER 30,           SEPTEMBER 30,
                                                      2004                    2003
                                                  ------------            ------------
Revenues ...................................      $         --            $         --
Cost of revenues ...........................                --                      --
                                                  ------------            ------------
   Gross income ............................                --                      --
Operating expenses:
   General and administrative ..............            38,025                  40,704
                                                  ------------            ------------
      Total operating expenses .............            38,025                  40,704
                                                  ------------            ------------
      Loss from operations .................           (38,025)                (40,704)
Interest income ............................             6,076                   5,275
                                                  ------------            ------------
Loss before income taxes ...................           (31,949)                (35,429)
Income taxes ...............................                --                      --
                                                  ------------            ------------
Net loss ...................................      $    (31,949)           $    (35,429)
                                                  ============            ============

Per share data (basic and diluted):

Net loss per share .........................      $       0.00            $       0.00
                                                  ============            ============
Weighted average number of common shares and
  common share equivalents outstanding .....        50,004,474              50,004,474
                                                  ============            ============






                                                    FOR THE                  FOR THE
                                               NINE MONTHS ENDED        NINE MONTHS ENDED
                                                  SEPTEMBER 30,           SEPTEMBER 30,
                                                      2004                    2003
                                                  ------------            ------------
Revenues ...................................      $         --            $         --
Cost of revenues ...........................                --                      --
                                                  ------------            ------------
   Gross income ............................                --                      --
Operating expenses:
   General and administrative ..............           127,892                 103,846
                                                  ------------            ------------
      Total operating expenses .............           127,892                 103,846
                                                  ------------            ------------
      Loss from operations .................          (127,892)               (103,846)
Interest income ............................            15,132                  16,704
                                                  ------------            ------------
Loss before income taxes ...................          (112,760)                (87,142)
Income taxes ...............................                --                      --
                                                  ------------            ------------
Net loss ...................................      $   (112,760)           $    (87,142)
                                                  ============            ============

Per share data (basic and diluted):

Net loss per share .........................      $       0.00            $       0.00
                                                  ============            ============
Weighted average number of common shares and
  common share equivalents outstanding .....        50,004,474              50,004,474
                                                  ============            ============

    The accompanying notes are an integral part of these condensed financial statements.

                               ZAP.COM CORPORATION

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                              FOR THE                 FOR THE
                                                         NINE MONTHS ENDED       NINE MONTHS ENDED
                                                            SEPTEMBER 30,          SEPTEMBER 30,
                                                                2004                   2003
                                                            ------------           -------------
Cash flows from operating activities:
   Net loss ..........................................      $  (112,760)           $   (87,142)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
      Depreciation and amortization ..................              456                    440
      Contributed capital from Zapata for unreimbursed
        management services and rent .................           10,282                  9,063
      Changes in assets and liabilities:
          Other receivables ..........................            7,556                   (986)
        Prepaid assets ...............................           30,015                 17,100
        Accounts payable .............................           (1,070)               (14,898)
        Accrued liabilities ..........................          (11,766)               (29,614)
                                                            -----------            -----------
           Total adjustments .........................           35,473                (18,895)
                                                            -----------            -----------
      Net cash used in operating activities ..........          (77,287)              (106,037)
                                                            -----------            -----------


Net change in cash and cash equivalents ..............          (77,287)              (106,037)
Cash and cash equivalents at beginning of period .....        1,910,345              2,063,812
                                                            -----------            -----------
Cash and cash equivalents at end of period ...........      $ 1,833,058            $ 1,957,775
                                                            ===========            ===========


    The accompanying notes are an integral part of these condensed financial statements.

                               ZAP.COM CORPORATION

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

The unaudited condensed financial statements included herein have been prepared by Zap.Com Corporation ("Zap.Com" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Zap.Com believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Zap.Com's latest Annual Report on Form 10-K filed with the SEC. The results of the operations for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results for any subsequent quarter or the entire year ending December 31, 2004.

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

148 amends SFAS No.123, "Accounting for Stock-Based Compensation."

Had compensation expense for the 1999 Plan been determined based on fair value at the grant date consistent with SFAS No. 123, the Company's net loss and net loss per share (basic and diluted) would have been as follows:

                                                                   THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                 2004             2003
                                                              ----------       ----------
Net loss, as reported ..................................      $  (31,949)      $  (35,429)


Deduct:  Total stock-based employee compensation expense
determined under fair value based method for all awards               --               --
                                                              ----------       ----------
Pro forma net loss .....................................      $  (31,949)      $  (35,429)
                                                              ==========       ==========

Loss per share:
      Basic and diluted - as reported ..................      $      .00       $      .00
                                                              ==========       ==========

      Basic and diluted -  pro forma ...................      $      .00       $      .00
                                                              ==========       ==========



                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                  2004            2003
                                                              -----------      ----------
Net loss, as reported ..................................      $  (112,760)     $  (87,142)

Deduct:  Total stock-based employee compensation expense
determined under fair value based method for all awards                --              --
                                                              -----------      ----------
Pro forma net loss .....................................      $  (112,760)     $  (87,142)
                                                              ===========      ==========

Loss per share:
      Basic and diluted - as reported ..................      $       .00      $      .00
                                                              ===========      ==========


      Basic and diluted -  pro forma ...................      $       .00      $      .00
                                                              ===========      ==========



NOTE 3.  ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                      SEPTEMBER 30,     DECEMBER 31,
                                          2004             2003
                                          ----              ----
Accrued audit and legal costs            $22,279          $27,245
Accrued printing costs ......             24,253           31,053
                                         -------          -------
   Total accrued liabilities             $46,532          $58,298
                                         =======          =======

NOTE 4.  RELATED PARTY TRANSACTIONS

Since inception, the Company has utilized the services of the management and staff of its majority stockholder, Zapata Corporation, under a shared services agreement that allocated these costs on a percentage of time basis. Zap. Com also subleases its office space in Rochester, New York from Zapata Corporation. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata Corporation has waived its rights under the shared services agreement to be reimbursed for these expenses since May 2000. For these services, the Company recorded contributed capital of $3,000 in each of the three month periods ending September 30, 2004 and 2003, respectively, and $10,000 and $9,000 for the nine months ended September 30, 2004 and 2003, respectively.

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

Zap.Com's articles of incorporation, bylaws and certain other agreements contain indemnification clauses for its officers and directors for losses incurred as a result of claims made against such individuals arising out of, or because of their service to the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, Zap.Com maintains Director and Officer Liability insurance that limits this exposure. As a result of this insurance coverage, it is the opinion of Zap.Com's management that the estimated fair value of any liabilities under these indemnification agreements is minimal and should not materially impact the Company's financial position, results of operations or cash flows. These indemnification obligations were in effect prior to December 31, 2002 and are therefore grandfathered under the provisions of FIN 45. Accordingly, no liabilities have been recorded for the indemnification clauses in these agreements.

Related to its 1999 initial public offering, the Company entered into numerous transactions with third parties and with Zapata. Pursuant to certain of these transactions, the Company may be obligated to indemnify other parties to these agreements. These obligations include indemnification for losses incurred by such parties arising out of the inaccuracy of representations of information supplied by the Company in connection with such transactions. These indemnification obligations were in effect prior to December 31, 2002 and are therefore grandfathered under the provisions of FIN No. 45. Accordingly, no liabilities have been recorded for the indemnification clauses in these agreements.

NOTE 6.  SUBSEQUENT EVENT

On November 2, 2004 Zap.Com issued 511,300 stock options to Zap.Com's sole Board member, employees of Zapata Corporation and an officer of Zapata Corporation. This issuance will be accounted for under the guidance of Emerging Issues Task Force Issue No. 00-23, "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25," and Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB Opinion No. 25." Options granted to Zap.Com's sole Board member will be accounted for in accordance with APB Opinion No. 25. Accordingly, Zap.Com will adopt the required disclosure provisions under Statement of Financial Accounting Standards No. 148. As Zapata Corporation has the discretion to compel Zap.Com to enter into a variety of transactions, stock option grants to Zapata employees and an officer of Zapata will be accounted for as a stock dividend from Zap.Com to Zapata. As Zap.Com has a retained deficit, these grants will not have an impact on the Company's financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. This document contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of such safe harbor provisions. Forward-looking statements, which are based upon certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words like "may," "will," "should," "expect," "anticipate," "estimate," "plan," "intend," "believe," "predicts," "potential," "continue" and the negative of such terms or other similar or comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot assure you that our expectations will be correct. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. These risks are qualified in their entirety by cautionary language and risk factors set forth in the Company's filings with the Securities and Exchange Commission "SEC", including the Company's 2003 Annual Report on Form 10-K. The Company assumes no obligation to update forward-looking statements or to update the reasons actual results could differ from those projected in the forward-looking statements.

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

RESULTS OF OPERATIONS

For the three months ended September 30, 2004, Zap.Com recorded a net loss of $32,000 as compared to a net loss of $35,000 for the three months ended September 30, 2003. For the nine months ended September 30, 2004, Zap.Com recorded a net loss of $113,000 as compared to a net loss of $87,000 for the nine months ended September 30, 2003. Since inception (which commenced on April 2, 1998), Zap.Com has incurred a cumulative net loss of $9.1 million, including $743,000 in non-cash charges associated with warrants issued to American Internetwork Sports and all of the costs associated with the public registration of Zap.Com's common stock and the development and wind-down of Internet operations.

For the three month and nine month periods ended September 30, 2004 as compared to the three month and nine month periods ended September 30, 2003, operations consisted of the following:

REVENUES. Zap.Com did not generate any revenue for the three month and nine month periods ended September 30, 2004 and 2003, nor does it presently have any business from which it may generate revenue in the future.

COST OF REVENUES. As a result of ceasing all Internet operations, Zap.Com incurred no cost of revenues for the three month and nine month periods ended September 30, 2004 and 2003.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of legal and accounting services, insurance premiums, printing and filing costs, salaries and wages (including non-cash charges allocated by Zapata pursuant to a services agreement), and various other costs. General and administrative expenses for the quarter ended September 30, 2004 were $38,000 as compared to $41,000 for the quarter ended September 30, 2003. For the nine months ended September 30, 2004, general and administrative expenses were $128,000 as compared to $104,000 for the nine months ended September 30, 2003. The increased general and administrative expenses for 2004 relates primarily to an increase in legal expense recognized as compared to the prior year.

INTEREST INCOME. Interest income is generated on cash reserves which are invested in short-term U.S. Government Agency securities. Interest earned for the quarter ended September 30, 2004 and 2003 was $6,000 and $5,000, respectively. Interest earned for the nine months ended September 30, 2004 was $15,000 as compared to $17,000 for the nine months ended September 30, 2003. Although interest rates increased slightly for the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003, the decrease in interest income for the nine months ended September 30, 2004 was primarily a result of lower interest rates on short-term U.S. Government Agency securities as compared to rates during the same period in the prior year, as well as declining cash available for investment.

LIQUIDITY AND CAPITAL RESOURCES

Zap.Com has not generated any significant revenue since its inception. As a result, the Company's primary source of liquidity has been its initial capitalization, and thereafter, the interest income generated on cash reserves invested in short-term US Government Agency securities. As of September 30, 2004, Zap.Com's cash and cash equivalents were $1.8 million.

Since its inception, the Company has utilized services of the management and staff and office space of its majority stockholder, Zapata Corporation, under a shared services agreement that allocated these costs. Effective May 1, 2000, Zapata has waived its rights under the services agreements to be reimbursed these costs. For the three months ended September 30, 2004 and 2003, the Company recorded approximately $3,000 and $3,000, respectively, and for the nine months ended September 30, 2004 and 2003 the Company recorded approximately $10,000 and $9,000, respectively, as contributed capital for these services. Should Zapata not renew its waiver, Zap.Com may incur future cash payments under the shared services agreement.

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

CASH FLOWS

Cash used in operating activities was $77,000 for the nine months ended September 30, 2004 as compared to cash used of $106,000 for the comparable period of the prior year. The decrease in cash used in operating activities resulted in timing of payments made for certain prepaid assets, accounts payable and accrued liabilities.

For the nine months ended September 30, 2004 and 2003, the Company had no cash flows from investing or financing activities.

CRITICAL ACCOUNTING POLICIES

As of September 30, 2004, the Company's consolidated critical accounting policies and estimates have not changed materially from those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates. The Company invests its cash and cash equivalents in short-term US Government Agency securities with maturities generally not more than 90 days. Due to the short duration and conservative nature of these instruments, the Company does not believe that the value of these instruments have a material exposure to interest rate risk. However, changes in interest rates do affect the investment income the Company earns on its cash equivalents and marketable securities and, therefore, impacts its cash flows and results of operations. Accordingly, there is inherent roll-over risk for the Company's investment grade securities as they mature and are renewed at current market rates. Using the investment grade security balance of $1.8 million at September 30, 2004 as a hypothetical constant cash balance, an adverse change of 1% in interest rates would decrease interest income by approximately $5,000 and $14,000 during a three month and nine month period, respectively.

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

Changes in internal controls

No changes in internal control over financial reporting occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

                                             ZAP.COM CORPORATION
                                             (Registrant)

November 5, 2004
                                             By: /s/ LEONARD DISALVO
                                                 --------------------------
                                                   (Vice President and
                                                   Chief Financial Officer)