Form 10-K
period 2004-12-31
ZAP COM CORP
filed 2005-03-14
CIK 1083243

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



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004



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

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004 (the last business day of the registrant's most recently completed second fiscal quarter) was $98,222. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors, corporate officers and holders of 10% or more of the Company's common stock. As of February 25, 2005, the Registrant had outstanding 50,004,474 shares common stock, $0.001 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the Registrant's Information Statement for its 2005 Annual Meeting of Stockholders, which the Company plans to file with the Securities and Exchange Commission pursuant to regulation 14C, on or prior to May 2, 2005, are incorporated by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Description of Business.....................................    2
            General...................................................    2
            Financial Information about Industry Segments.............    4
            Competition...............................................    4
            Intellectual Property.....................................    4
            Regulatory Matters........................................    4
            Employees.................................................    4
Item 2.   Properties..................................................    4
Item 3.   Legal Proceedings...........................................    5
Item 4.   Submission of Matters to a Vote of Security Holders.........    5
                                  PART II
Item 5.   Market for the Registrant's Common Equity, Related
          Stockholder Matters and Issuer Purchases of Equity
          Securities..................................................    5
Item 6.   Selected Financial Data.....................................    6
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    6
            Forward Looking Statements................................    6
            Results of Operations.....................................    7
            Liquidity and Capital Resources...........................    7
            Recent Accounting Pronouncements..........................    8
            Critical Accounting Policies..............................    8
            Significant Factors That Could Affect Future Performance
          and Forward-Looking Statements..............................    9
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   13
Item 8.   Financial Statements and Supplementary Data.................   14
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   25
Item 9A.  Controls and Procedures.....................................   25
Item 9B.  Other Information...........................................   26
                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   26
Item 11.  Executive Compensation......................................   26
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   26
Item 13.  Certain Relationships and Related Transactions..............   26
Item 14.  Principal Accounting Fees and Services......................   26
                                  PART IV
Item 15.  Exhibits, Financial Statement Schedules.....................   27

                           FORWARD-LOOKING STATEMENTS

     CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. This document contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of such safe harbor provisions. Forward-looking statements, which are based upon certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believes," "expects,", "intends," "anticipates," "plans," "seeks," "estimates," "projects" or similar expressions. The ability of the Company to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors which may cause actual results to differ materially from the forward-looking statements contained herein or in other public statements by the Company are described under the caption "Part II -- Item 7. Management Discussion and Analysis of Financial Condition and Results of Operation-Significant Factors That Could Affect Future Performance and Forward-Looking Statements" appearing in this Report and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission ("SEC"), press releases and other communications. The Company assumes no obligation to update forward-looking statements or to update the reasons actual results could differ from those projected in the forward-looking statements.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     Zap.Com Corporation ("Zap.Com" or the "Company") was founded by Zapata Corporation ("Zapata") (NYSE:ZAP) in April 1998 as a Nevada corporation. Zap.Com's principal corporate offices are located at 100 Meridian Centre, Suite 350, Rochester, New York 14618.

     Zapata formed Zap.Com for the purpose of creating and operating a global network of independently owned web sites. In April 1999, Zap.Com announced its plan to establish the ZapNetwork by connecting web sites through a proprietary multi-functional, portal-like Internet banner known as the ZapBox. Zap.Com intended to distribute advertising and e-commerce opportunities over this network. From its inception on April 2, 1998 through November 12, 1999, Zap.Com operated as a wholly owned subsidiary of Zapata. In November 1999, Zapata and two of its directors invested $10.1 million of equity in Zap.Com. On November 12, 1999, Zapata distributed to its stockholders 477,742 shares of Zap.Com common stock, leaving Zapata as the holder of approximately 98 percent of Zap.Com's outstanding common stock. On November 30, 1999, Zap.Com's stock began to trade on the NASD's OTC Bulletin Board ("OTCBB") under the symbol "ZPCM," establishing Zap.Com as a separate public company.

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

AVAILABLE INFORMATION

     The Company files annual, quarterly and current reports and other information with the Securities and Exchange Commission ("SEC"). The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed under the Exchange Act , as well as Section 16 filings by officers and directors, are available free of charge at the Company's website at www.zap.com or www.sec.gov and are posted as soon as reasonably practicable after they are filed with the SEC. The Company will provide a copy of these documents to stockholders upon request. The Company's website is not incorporated by reference in this report.

     In addition, the public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

     The Company has adopted a Code of Ethics and Business Conduct that applies to all of the Company's directors and key employees, including the Company's principal executive officer, principal accounting officer or controller or persons performing similar functions (collectively, the "Selected Officers"). The Company will provide without charge, upon request, a copy of the Code of Business Conduct and Ethics. Anyone wishing to obtain a copy should write to Zap.Com Corporation Investor Relations, 100 Meridian Centre Suite 350, Rochester, NY 14618.

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

INTELLECTUAL PROPERTY

     Zap.Com owns certain intellectual property rights related to the ZapBox and the ZapNetwork. In connection with the foregoing rights, Zap.Com currently has a patent application pending before the United States Patent and Trademark Office for a business process patent which is directed to a unique Internet-based commerce method and system underlying the business model. Zap.Com also owns a federal registration for its ZAP.COM trademark.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of Zap.Com's stockholders during the fourth quarter of 2004.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Zap.Com's common stock began trading on November 30, 1999 on the OTCBB under the symbol "ZPCM." The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTCBB market quotations reflect inter-dealer prices, without retail mark up, mark down or commission, are not necessarily representative of actual transactions, and may not be indicative of the value of the common stock or the existence of an active market. Historically, the level of trading in the Company's common stock has been sporadic and limited and there is no assurance that an active trading market will develop which will provide liquidity for the Company's stockholders.

     The following table presents quarterly high and low bid information for the Company's common stock reported by the OTCBB for the periods indicated:

                           12/31/04   9/30/04   6/30/04   3/31/04   12/31/03   9/30/03   6/30/03   3/31/03
                           --------   -------   -------   -------   --------   -------   -------   -------
High bid.................   $0.081    $0.070    $0.110    $0.200     $0.160    $0.030    $0.025    $0.070
Low bid..................    0.060     0.070     0.060     0.060      0.030     0.025     0.021     0.010

     As of February 25, 2005, there were approximately 1,500 holders of record of our common stock. This number does not include the stockholders for whom shares are held in a "nominee" or "street" name.

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

     The following table sets forth information as of December 31, 2004, with respect to compensation plans under which equity securities of the Company are authorized for issuance:

                                                                                  NUMBER OF SECURITIES REMAINING
                              NUMBER OF SECURITIES TO BE     WEIGHTED-AVERAGE     AVAILABLE FOR FUTURE ISSUANCE
                               ISSUED UPON EXERCISE OF      EXERCISE PRICE OF       UNDER EQUITY COMPENSATION
                                 OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,    PLANS (EXCLUDING SECURITIES
PLAN CATEGORY                    WARRANTS AND RIGHTS       WARRANTS AND RIGHTS       REFLECTED IN COLUMN (A))
-------------                 --------------------------   --------------------   ------------------------------
                                    (IN THOUSANDS)                                        (IN THOUSANDS)
Equity compensation plans
  approved by security
  holders...................            2,511(1)                  $1.61                       2,489
Equity compensation plans
  not approved by security
  holders...................               --                        --                          --
Total.......................            2,511(1)                  $1.61                       2,489

(1) Includes an option to purchase 365,000 shares of common stock granted to Avram A. Glazer, sole director, President and Chief Executive Officer of the Company at an exercise price of $0.08 per share, which are subject to stockholder approval. The Company plans to present the proposal for consideration by its stockholders at the 2005 annual meeting.

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

                                                FOR THE YEAR ENDED DECEMBER 31,
                              -------------------------------------------------------------------
                                 2004          2003          2002          2001         2000(1)
                              -----------   -----------   -----------   -----------   -----------
INCOME STATEMENT DATA:
Revenues....................  $        --   $        --   $        --   $       171   $       325
Loss from operations........     (165,741)     (125,214)     (154,416)     (352,399)   (5,264,477)
Interest income.............       23,744        21,603        34,148        95,713       303,573
Net loss....................     (141,997)     (103,611)     (120,268)     (256,686)   (4,960,904)
Per share data (basic and
  diluted)
Net loss per share..........         (.00)         (.00)         (.00)         (.01)         (.10)
Weighted average common
  shares and common share
  equivalents outstanding...   50,004,474    50,004,474    50,004,474    50,004,474    50,000,282

                                                            DECEMBER 31,
                                   --------------------------------------------------------------
                                      2004         2003         2002         2001         2000
                                   ----------   ----------   ----------   ----------   ----------
BALANCE SHEET DATA:
Cash and cash equivalents........  $1,814,887   $1,910,345   $2,063,812   $2,167,133   $2,761,169
Total assets.....................   1,825,373    1,953,622    2,087,801    2,202,046    3,270,467
Total liabilities................      61,079       60,783      103,754      109,521      921,351
Total stockholders' equity.......   1,764,294    1,892,839    1,984,047    2,092,525    2,349,116

---------------

(1) Zap.Com ceased all Internet operations in December 2000. See Note 1 to the Company's Financial Statements included in Item 8 of this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

     Zapata formed Zap.Com for the purpose of creating and operating a global network of independently owned web sites. In April 1999, Zap.Com announced its plan to establish the ZapNetwork by connecting web sites through a proprietary multi-functional, portal-like Internet banner known as the ZapBox. In December 2000 Zap.Com ceased all Internet operations. Since ceasing its Internet operations, the Company has had no existing business operations, other than to comply with its reporting requirements under the Securities Exchange Act of 1934. In the future Zap.Com may acquire an operating company. Zap.Com may also consider developing a new business suitable for its situation.

     The following discussion of the financial condition and results of operations of Zap.Com should be read in conjunction with the financial statements and notes thereto included elsewhere herein. This discussion contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Significant Factors That Could Affect Future Performance and Forward-Looking Statements."

RESULTS OF OPERATIONS

     For the year ended December 31, 2004, Zap.Com recorded a net loss of $142,000. Since inception (which commenced on April 2, 1998), Zap.Com has incurred a cumulative net loss of $9.1 million, including $743,000 in non-cash charges associated with warrants issued to American Internetwork Sports and all of the costs associated with the development and implementation of the ZapNetwork, the ZapBox, and the public registration of Zap.Com's common stock.

     For the year ended December 31, 2004 as compared to the year ended December 31, 2003, operations consisted of the following:

     Revenues. Zap.Com did not generate any revenues for years ended December 31, 2004 and 2003, nor does it presently have any business from which it may generate revenue in the future.

     Cost of revenues. As a result of ceasing all Internet operations, Zap.Com incurred no cost of revenues for the years ended December 31, 2004 and 2003.

     General and administrative. General and administrative expenses consist primarily of legal and accounting services, insurance premiums, printing and filing costs, salaries and wages (including costs allocated by Zapata pursuant to a services agreement), and various other costs. General and administrative expenses for the year ended December 31, 2004 were $166,000 as compared to $125,000 for the year ended December 31, 2003. This change is primarily attributable to an increase in the cost for legal and annual report services as compared to 2003. Costs for these services increased by $22,000 and $13,000, respectively.

     Interest income. Interest income is generated on cash reserves which are invested in short-term U.S. Government Agency securities. Interest earned for the year ended December 31, 2004 and 2003 was $24,000 and $22,000, respectively. The increased interest income for 2004 was primarily a result of sustained higher interest rates on short-term U.S. Government Agency securities as compared to rates in 2003.

     For the year ended December 31, 2003 as compared to the year ended December 31, 2002, operations consisted of the following:

     Revenues. Zap.Com did not generate any revenues for years ended December 31, 2003 and 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

     Zap.Com has not generated any significant revenue since its inception. As a result, the Company's primary source of liquidity has been its initial capitalization from Zapata Corporation and two Zapata directors, and thereafter, the interest income generated on cash reserves invested in short-term US Government Agency securities. As of December 31, 2004, Zap.Com's cash and cash equivalents were $1.8 million.

     Since its inception, the Company has utilized services of the management and staff and office space of its majority stockholder, Zapata Corporation, under a shared services agreement that allocated these costs. Effective May 1, 2000, Zapata has waived its rights under the services agreements to be reimbursed these costs. For the year ended December 31, 2004, the Company recorded approximately $13,000 as contributed capital for these services, as compared to $12,000 for the year ended December 31, 2003. Should Zapata not renew its waiver, Zap.Com may incur future cash payments under the shared services agreement.

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

CASH FLOWS

     Cash used in operating activities was $95,000 for the year ended December 31, 2004 as compared to $153,000 for the year ended December 31, 2003. The decrease in cash used in operating activities resulted from a decrease in payments of accounts payable and accrued liabilities. The decrease in these payments was attributable to timing differences.

     Cash used in operating activities was $153,000 for the year ended December 31, 2003 as compared to $103,000 for the year ended December 31, 2002. The increase in cash used in operating activities resulted from an increase in payments of accounts payable and accrued liabilities. The increase in these payments was attributable to timing differences.

     For the years ended December 31, 2004, 2003 and 2002, the Company had no cash flows from investing activities.

     For the years ended December 31, 2004, 2003 and 2002, the Company had no cash flows from financing activities.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued Statement No. 123R, "Share Based Payment," that requires companies to expense the value of employee stock options and similar awards for interim and annual periods beginning after June 15, 2005 and applies to all outstanding and unvested stock-based awards at a company's adoption date. The Company is in the process of reviewing the impact of the adoption of this statement and believes that the adoption of this standard may have a material effect on the Company's financial position and results of operations.

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

     Valuation allowances for deferred income taxes. The Company reduces its deferred tax assets to an amount that it believes is more likely than not to be realized. In so doing, the Company estimates future taxable income in determining if any valuation allowance is necessary. As a result, the Company had a full valuation allowance against the deferred tax assets as of December 31, 2004.

     Impairment of long-lived assets. Zap.Com reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on Zap.Com's ability to recover the carrying value of the asset from the expected future cash flows. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement requires management to estimate future cash flows and the fair value of long-lived assets. As of December 31, 2004, Zap.Com held approximately $1,000 in long-lived assets.

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

  THERE IS AN ABSENCE OF SUBSTANTIVE DISCLOSURE RELATING TO PROSPECTIVE NEW BUSINESSES.

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

     As of the date of this report, we have reserved 5,000,000 shares of common stock for issuance on the exercise of 2,000,000 warrants issued to American Internetwork Sports and 3,000,000 for options issued or to be issued pursuant to our 1999 Long-Term Incentive Plan. The warrants have an exercise price of $2.00 per share and became fully vested in December of 2000. The outstanding options have a weighted average exercise price of $.08. The issuance of shares upon the exercise of the above securities may have a dilutive effect in the future on our common stock, which may adversely affect the price of our common stock.

  MANAGEMENT DEVOTES INSIGNIFICANT TIME TO ACTIVITIES OF THE COMPANY.

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

  THERE IS NO ASSURANCE OF CONTINUED PUBLIC TRADING MARKET AND BEING A LOW PRICED SECURITY MAY AFFECT THE MARKET VALUE OF STOCK.

     To date, there has been only a limited public market for our common stock. Our common stock is currently quoted on the OTCBB. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of our stock. Our stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the SEC, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions that we no longer meet). For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Included in this document are the following:

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

     There can be no assurance we will have market makers in our stock. If the number of market makers in our stock should decline, the liquidity of our common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market.

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

     In addition, our executive officers also are directors, officers or employees of Zapata and, in most cases, either own, or hold an option to purchase, equity securities of Zapata. In addition, Malcolm Glazer, who is the father of our President and Chief Executive Officer, Avram Glazer, controls and beneficially owns approximately 51 percent of Zapata's outstanding common stock. As a result, these executive officers have inherent potential conflicts of interest when making decisions related to transactions between Zapata and us. Zapata's ability to control matters listed above together with the potential conflicts of interest of its executive officers who also serve as executive officers of Zap.Com and our Chairman of the Board could adversely affect the trading price and liquidity of our common stock. These factors could limit the price that investors might be willing to pay for our common stock in the future.

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

     We have paid no dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, holders of our common stock will not be able to receive a return on their shares unless they sell them, which could be difficult unless a more active market develops in our stock. See Item 5. "Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

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

  A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK IS ELIGIBLE FOR SALE INTO THE MARKET AND THIS COULD DEPRESS OUR STOCK PRICE.

     Sales of a substantial number of shares of our common stock in the future could cause the market price of our common stock to decline. As of the date of this document, we have outstanding 50,004,474 shares of common stock, of which Zapata owns 48,972,258 shares, Malcolm Glazer owns 707,907 shares, Avram Glazer owns 50,000 shares with the remainder owned by public stockholders. In addition, we have 3,000,000 shares of common stock reserved for issuance under our 1999 Long-Term Incentive Plan and 2,000,000 shares of our common stock reserved for issuance of shares that may be purchased under the warrants granted to American Internetwork Sports.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risks relating to the Company's operations result primarily from changes in interest rates. The Company invests its cash and cash equivalents in short-term U.S. Government Agency securities with maturities generally not more than 90 days. Due to the short duration and conservative nature of these instruments, the Company does not believe that the value of these instruments have a material exposure to interest rate risk. However, changes in interest rates do affect the investment income the Company earns on its cash equivalents and marketable securities and, therefore, impacts its cash flows and results of operations. Accordingly, there is inherent roll-over risk for the Company's investment grade securities as they mature and are renewed at current market rates. Using the investment grade security balance of $1.8 million at December 31, 2004 as a hypothetical constant cash balance, an adverse change of 1% in interest rates would decrease interest income by approximately $18,000 during a twelve-month period.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Zap.Com Corporation

     In our opinion, the accompanying balance sheets and the related statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Zap.Com Corporation at December 31, 2004 and December 31, 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Rochester, New York
March 11, 2005

                              ZAP.COM CORPORATION

                                 BALANCE SHEETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2004           2003
                                                              ------------   ------------
ASSETS:
Current assets:
  Cash and cash equivalents.................................   $1,814,887     $1,910,345
  Other receivables.........................................        1,203          8,407
  Prepaid assets............................................        8,372         33,350
                                                               ----------     ----------
          Total current assets..............................    1,824,462      1,952,102
Property and equipment, net of accumulated depreciation of
  $3,356 and $2,747.........................................          911          1,520
                                                               ----------     ----------
          Total assets......................................   $1,825,373     $1,953,622
                                                               ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable..........................................   $      733     $    2,485
  Accrued liabilities.......................................       60,346         58,298
                                                               ----------     ----------
          Total current liabilities.........................       61,079         60,783
                                                               ----------     ----------
COMMITMENTS & CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value, 150,000,000 shares
     authorized, 0 shares issued and outstanding............           --             --
  Common stock, $0.001 par value, 1,500,000,000 shares
     authorized; 50,004,474 shares issued and outstanding...       50,004         50,004
  Additional paid in capital................................   10,090,160     10,076,708
  Additional paid in capital -- warrants....................      743,234        743,234
  Accumulated deficit.......................................   (9,119,104)    (8,977,107)
                                                               ----------     ----------
          Total stockholders' equity........................    1,764,294      1,892,839
                                                               ----------     ----------
          Total liabilities and stockholders' equity........   $1,825,373     $1,953,622
                                                               ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                              ZAP.COM CORPORATION

                            STATEMENTS OF OPERATIONS

                                                        FOR THE YEAR   FOR THE YEAR   FOR THE YEAR
                                                           ENDED          ENDED          ENDED
                                                        DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                            2004           2003           2002
                                                        ------------   ------------   ------------
Revenues..............................................  $        --    $        --    $        --
Cost of revenues......................................           --             --             --
                                                        -----------    -----------    -----------
  Gross income........................................           --             --             --
Operating expenses:
  General and administrative..........................      165,741        125,214        154,416
                                                        -----------    -----------    -----------
          Total operating expenses....................      165,741        125,214        154,416
                                                        -----------    -----------    -----------
          Loss from operations........................     (165,741)      (125,214)      (154,416)
Interest income.......................................       23,744         21,603         34,148
                                                        -----------    -----------    -----------
Loss before income taxes..............................     (141,997)      (103,611)      (120,268)
Income taxes (Note 5).................................           --             --             --
                                                        -----------    -----------    -----------
Net loss..............................................  $  (141,997)   $  (103,611)   $  (120,268)
                                                        ===========    ===========    ===========
Per share data (basic and diluted):
Net loss per share....................................  $      (.00)   $      (.00)   $      (.00)
                                                        ===========    ===========    ===========
  Weighted average number of common shares and common
     share equivalents outstanding....................   50,004,474     50,004,474     50,004,474
                                                        ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                              ZAP.COM CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                          FOR THE YEAR   FOR THE YEAR   FOR THE YEAR
                                                             ENDED          ENDED          ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2004           2003           2002
                                                          ------------   ------------   ------------
Cash flows from operating activities:
  Net loss..............................................   $ (141,997)    $ (103,611)    $ (120,268)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization......................          609            593            609
     Contributed capital from Zapata for unreimbursed
       management services and rent.....................       13,452         12,403         11,790
     Changes in assets and liabilities:
       Other receivables................................        7,204         (6,531)         4,318
       Prepaid assets...................................       24,978        (13,350)         5,997
       Accounts payable.................................       (1,752)       (14,745)        11,210
       Accrued liabilities..............................        2,048        (28,226)       (16,977)
                                                           ----------     ----------     ----------
          Total adjustments.............................       46,539        (49,856)        16,947
                                                           ----------     ----------     ----------
     Net cash used in operating activities..............      (95,458)      (153,467)      (103,321)
                                                           ----------     ----------     ----------
Cash flows from provided by financing activities:
  Amounts received from stockholder and affiliates......           --             --             --
                                                           ----------     ----------     ----------
     Net cash flows provided by financing activities....           --             --             --
                                                           ----------     ----------     ----------
Net change in cash and cash equivalents.................      (95,458)      (153,467)      (103,321)
Cash and cash equivalents at beginning of period........    1,910,345      2,063,812      2,167,133
                                                           ----------     ----------     ----------
Cash and cash equivalents at end of period..............   $1,814,887     $1,910,345     $2,063,812
                                                           ==========     ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                              ZAP.COM CORPORATION

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                 ADDITIONAL
                                                COMMON STOCK       ADDITIONAL     PAID IN                       TOTAL
                                            --------------------     PAID IN      CAPITAL     ACCUMULATED   STOCKHOLDERS'
                                              SHARES     AMOUNT      CAPITAL      WARRANTS      DEFICIT        EQUITY
                                            ----------   -------   -----------   ----------   -----------   -------------
BALANCE, DECEMBER 31, 2001................  50,004,474    50,004    10,052,515     743,234     (8,753,228)    2,092,525
Contributed capital from Zapata for
  unreimbursed management services and
  rent....................................          --        --        11,790          --             --        11,790
Net loss..................................          --        --            --          --       (120,268)     (120,268)
                                            ----------   -------   -----------    --------    -----------    ----------
BALANCE, DECEMBER 31, 2002................  50,004,474    50,004    10,064,305     743,234     (8,873,496)    1,984,047
Contributed capital from Zapata for
  unreimbursed management services and
  rent....................................          --        --        12,403          --             --        12,403
Net loss..................................          --        --            --          --       (103,611)     (103,611)
                                            ----------   -------   -----------    --------    -----------    ----------
BALANCE, DECEMBER 31, 2003................  50,004,474    50,004    10,076,708     743,234     (8,977,107)    1,892,839
Contributed capital from Zapata for
  unreimbursed management services and
  rent....................................          --        --        13,452          --             --        13,452
Net loss..................................          --        --            --          --       (141,997)     (141,997)
                                            ----------   -------   -----------    --------    -----------    ----------
BALANCE, DECEMBER 31, 2004................  50,004,474   $50,004   $10,090,160    $743,234    $(9,119,104)   $1,764,294
                                            ==========   =======   ===========    ========    ===========    ==========

   The accompanying notes are an integral part of these financial statements.

                              ZAP.COM CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BUSINESS AND ORGANIZATION

     Zapata Corporation ("Zapata") formed Zap.Com for the purpose of creating and operating a global network of independently owned web sites. In April 1999, Zap.Com announced its plan to establish the ZapNetwork by connecting web sites through a proprietary multi-functional, portal-like Internet banner known as the ZapBox. Zap.Com intended to distribute advertising and e-commerce opportunities over this network. From its inception on April 2, 1998 through November 12, 1999, Zap.Com operated as a wholly owned subsidiary of Zapata. In November 1999, Zapata and two of its directors invested $10.1 million of equity in Zap.Com. On November 12, 1999, Zapata distributed to its stockholders 477,742 shares of Zap.Com common stock, leaving Zapata as the holder of approximately 98 percent of Zap.Com's outstanding common stock. On November 30, 1999, Zap.Com's stock began to trade on the NASD's OTCBB under the symbol "ZPCM," establishing Zap.Com as a separate public company.

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

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

     General and administrative expenses reflected in the financial statements include allocations of certain corporate expenses from Zapata for management services and rent provided under a Shared Services Agreement. Management believes these allocations were made on a reasonable basis; however, they do not necessarily equal the costs that would have been or will be incurred by the Company prospectively. Zapata has waived its rights to receive these reimbursements since May 1, 2000. The Company records these waived amounts as contributed capital. See Note 9.

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

  STOCK-BASED COMPENSATION

     The Company accounts for its employee stock-based compensation plans under Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees." Accordingly, no recognition of compensation expense is required for stock options granted to employees for which the exercise price equals or exceeds the fair market value of the stock at the grant date. The Company has adopted the required disclosure provisions under SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of the Financial Accounting Standards Board ("FASB") Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation."

                              ZAP.COM CORPORATION

     Had compensation expense for the 1999 Plan been determined based on fair value at the grant date consistent with SFAS No. 123, the Company's net loss and net loss per share (basic and diluted) would have been as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                    ---------------------------------
                                                      2004        2003        2002
                                                    ---------   ---------   ---------
Net loss, as reported.............................  $(141,997)  $(103,611)  $(120,268)
Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards,.................................     (1,622)         --     (57,406)
                                                    ---------   ---------   ---------
Pro forma net loss................................  $(143,619)  $(103,611)  $(177,674)
                                                    =========   =========   =========
Earnings per share:
  Basic and diluted -- as reported................  $     .00   $     .00   $     .00
                                                    =========   =========   =========
  Basic and diluted -- pro forma..................  $     .00   $     .00   $     .00
                                                    =========   =========   =========

     During 2004, the Company issued stock options to its sole director, corporate secretary and certain Zapata employees. See Note 6.

  RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued Statement No. 123R, "Share Based Payment," that requires companies to expense the value of employee stock options and similar awards for interim and annual periods beginning after June 15, 2005 and applies to all outstanding and unvested stock-based awards at a company's adoption date. The Company is in the process of reviewing the impact of the adoption of this statement and believes that the adoption of this standard may have a material effect on the Company's financial position and results of operations.

NOTE 3.  ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2004           2003
                                                              ------------   ------------
Accrued audit and legal costs...............................    $30,529        $27,245
Accrued printing costs......................................     29,817         31,053
                                                                -------        -------
  Total accrued liabilities.................................    $60,346        $58,298
                                                                =======        =======

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

                              ZAP.COM CORPORATION

NOTE 5.  INCOME TAXES

     As a result of net operating losses, the Company has not recorded a provision for income taxes. The components of the deferred tax assets and related valuation allowance at December 31, 2004 and 2003 are as follows:

                                                             DECEMBER 31,   DECEMBER 31,
                                                                 2004           2003
                                                             ------------   ------------
Deferred tax assets:
  Net operating loss carryforwards.........................  $ 3,032,589    $ 2,977,210
                                                             -----------    -----------
  Total deferred tax assets................................    3,032,589      2,977,210
  Less: valuation allowance................................   (3,032,589)    (2,977,210)
                                                             -----------    -----------
     Net deferred taxes....................................  $        --    $        --
                                                             ===========    ===========

     The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required. As of December 31, 2004 and 2003, Zap.Com had approximately $7.8 million and $7.6 million of net operating loss carryforwards that expire in 2024 and 2023, respectively. In the event there is a change of control in the ownership of Zap.Com, as defined by the Internal Revenue Code, the annual utilization of the net operating losses could be limited.

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

     Under the 1999 Plan, 3,000,000 shares of common stock are available for awards. As of December 31, 2004, there were 2,488,700 shares available for grant under the plan. The 1999 Plan provides for the grant of any or all of the following types of awards: stock options, stock appreciation rights, stock awards, cash awards, or other rights or interests. Allocations of awards are made by the Board of Directors at its sole discretion within the provisions of the 1999 Plan. As of December 31, 2004 and 2003, there were no cash awards or other rights or interest outstanding under the plan.

     Stock appreciation rights are rights to receive, without payment to Zap.Com, cash or shares of common stock with a value determined by reference to the difference between the exercise or strike price of the stock appreciation rights and the fair market value or other specified valuation of the shares at the time of exercise. Stock appreciation rights may be granted in tandem with stock options or separately. As of December 31, 2004 and 2003, there were no stock appreciation rights outstanding.

     Stock awards may consist of shares of common stock and may provide for voting rights and dividend equivalent rights. The Company may specify conditions for awards, including vesting service and performance conditions. Vesting conditions may include, without limitation, provision for acceleration in the case of a change-in-control of Zap.Com, vesting conditions and performance conditions, including, without limitation, performance conditions based on achievement of specific business objectives, increases in specified indices and attaining specified growth measures or rates. As of December 31, 2004 and 2003, there were no stock awards outstanding.

     In November 2004, Zap.Com granted stock options to its sole director, corporate secretary and certain Zapata employees under the 1999 Plan. These options vest ratably during the first three years after issuance

                              ZAP.COM CORPORATION
and have five-year terms. Vesting is contingent upon continued employment with the Company. This grant includes options to purchase 365,000 shares of common stock granted to Avram A. Glazer, sole director, President and Chief Executive Officer of the Company at an exercise price of $0.08 per share, which are subject to stockholder approval. The Company plans to present the proposal for consideration by its stockholders at the 2005 annual meeting. Zap.Com accounted for the stock options granted to its director in accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25)." Because Zapata controls Zap.Com, the stock options granted to Zap.Com's Corporate Secretary and grants to Zapata employees have been accounted for as a stock dividend from Zap.Com to Zapata under Emerging Issues Task Force Issue 00-23, "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44." For options granted to the Company's corporate secretary, Zapata will recognize compensation expense ratably over the three year vesting period.

     The stock options granted in 2004 were issued at market price on the date of grant. The Company used the Black-Scholes option-pricing model to determine fair value of each stock option granted with the following weighted average assumptions: risk free interest rate of 2.86%, 3 year expected life, expected volatility of 442%, and no expected dividends. The weighted average fair value of the 2004 grants was $0.08 per stock option.

     A summary of the status of the Company's stock options is presented below.

                                              FOR THE YEAR ENDED DECEMBER 31,
                             ------------------------------------------------------------------
                                     2004                   2003                   2002
                             --------------------   --------------------   --------------------
                                         WEIGHTED               WEIGHTED               WEIGHTED
                                         AVERAGE                AVERAGE                AVERAGE
                             NUMBER OF   EXERCISE    NUMBER     EXERCISE    NUMBER     EXERCISE
                              SHARES      PRICES    OF SHARES    PRICES    OF SHARES    PRICES
                             ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of
  year.....................   475,000     $2.00      475,000     $2.00      520,000     $2.34
Granted....................   511,300     $0.08           --                     --
Exercised..................        --                     --                     --
Forfeited..................        --                     --                (45,000)     5.89
Expired....................  (475,000)    $2.00           --                     --
                             --------                -------                -------
Outstanding at end of
  year.....................   511,300     $0.08      475,000     $2.00      475,000     $2.00
                             ========                =======                =======
Exercisable at end of
  year.....................        --                475,000     $2.00      475,000     $2.00
                             ========                =======                =======

NOTE 7.  LOSS PER SHARE

     Basic loss per share is computed by dividing the net loss by the sum of the weighted average number of shares of common stock outstanding. Diluted earnings per share is based on the potential dilution that would occur on exercise or conversion of securities into common stock. For the years ended December 31, 2004, 2003 and 2002, all outstanding stock options were excluded from the computation of diluted net loss per share because to do so would have an antidilutive effect.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

     The Company has applied the disclosure provisions of FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to its agreements containing guarantee or indemnification clauses. These disclosure provisions expand those required by SFAS No. 5, "Accounting for Contingencies," by requiring a guarantor to

                              ZAP.COM CORPORATION
disclose certain types of guarantees, even if the likelihood of requiring the guarantor's performance is remote. The following is a description of arrangements in which the Company is the guarantor.

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

NOTE 9.  RELATED PARTY TRANSACTIONS

     Since its inception, the Company has utilized the services of the management and staff of its majority stockholder, Zapata Corporation, under a shared services agreement that allocated these costs on a percentage of time basis. Zap. Com also subleases its office space in Rochester, New York from Zapata Corporation. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata Corporation has waived its rights under the shared services agreement to be reimbursed for these expenses since May 2000. For the year ended December 31, 2004, the Company recorded approximately $13,000 as contributed capital for services rendered as compared to approximately $12,000 for the years ended December 31, 2003 and 2002.

     In November 2004, Zap.Com granted stock options to its sole director, corporate secretary and certain Zapata employees under the 1999 Plan. This grant includes options to purchase 365,000 shares of common stock granted to Avram A. Glazer, sole director, President and Chief Executive Officer of the Company at an exercise price of $0.08 per share, which are subject to stockholder approval. The Company plans to present the proposal for consideration by its stockholders at the 2005 annual meeting. Zap.Com accounted for the stock options granted to its director in accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25)." Because Zapata controls Zap.Com, the stock options granted to Zap.Com's Corporate Secretary and grants to Zapata employees have been accounted for as a stock dividend from Zap.Com to Zapata under Emerging Issues Task Force Issue 00-23, "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44." For options granted to the Company's corporate secretary, Zapata will recognize compensation expense ratably over the three year vesting period.

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

                              ZAP.COM CORPORATION

Company, these warrants became fully vested. As a result, the Company recorded the entire cost of $743,000 for all 2,000,000 warrants at the then market value of the stock.

NOTE 10.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                        QUARTER ENDED
                           -----------------------------------------------------------------------
                           MARCH 31, 2004   JUNE 30, 2004   SEPTEMBER 30, 2004   DECEMBER 31, 2004
                           --------------   -------------   ------------------   -----------------
Revenues.................   $        --      $        --       $        --          $        --
Gross loss...............            --               --                --                   --
Total operating
  expenses...............        42,256           47,612            38,025               37,848
Loss from operations.....       (42,256)         (47,612)          (38,025)             (37,848)
Interest income..........         4,549            4,507             6,076                8,612
Net loss.................       (37,707)         (43,105)          (31,949)             (29,236)
Net loss per share (basic
  and diluted)...........           .00              .00               .00                  .00
Weighted average shares
  outstanding............    50,004,474       50,004,474        50,004,474           50,004,474

                                                        QUARTER ENDED
                           -----------------------------------------------------------------------
                           MARCH 31, 2003   JUNE 30, 2003   SEPTEMBER 30, 2003   DECEMBER 31, 2003
                           --------------   -------------   ------------------   -----------------
Revenues.................   $        --      $        --       $        --          $        --
Gross loss...............            --               --                --                   --
Total operating
  expenses...............        30,391           32,751            40,704               21,368
Loss from operations.....       (30,391)         (32,751)          (40,704)             (21,368)
Interest income..........         5,831            5,598             5,275                4,899
Net loss.................       (24,560)         (27,153)          (35,429)             (16,469)
Net loss per share (basic
  and diluted)...........           .00              .00               .00                  .00
Weighted average shares
  outstanding............    50,004,474       50,004,474        50,004,474           50,004,474

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     An evaluation was performed under the supervision of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

                              ZAP.COM CORPORATION

Changes in Internal Controls Over Financial Reporting

     No significant changes in the Company's internal controls over financial reporting occurred during the quarter ended December 31, 2004 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial requesting.

     Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be set forth in the Company's periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, includes the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

ITEM 9B.  OTHER INFORMATION

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G on Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in the Company's Information Statement relating to its 2005 Annual Meeting of Stockholders (the "2005 Information Statement") to be filed pursuant to Regulation 14C under the Exchange Act in response to Items 401 and 405 of Regulation S-K under the Securities Act of 1933, as amended, and the Exchange Act ("Regulation S-K").

ITEM 11.  EXECUTIVE COMPENSATION

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2005 Information Statement in response to Item 402 of Regulation S-K, excluding the material concerning the report on executive compensation and the performance graph specified by paragraphs (k) and (l) of such Item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2005 Information Statement in response to Item 403 of Regulation S-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 13 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2005 Information Statement in response to Item 404 of Regulation S-K.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     Pursuant to General Instruction G of Form 10-K, the information called for by Item 14 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2005 Information Statement in response to Item 9(e) of Schedule 14A.

                              ZAP.COM CORPORATION

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)LIST OF DOCUMENTS FILED

     (1) Financial Statements

       Financial statements, Zap.Com Corporation.

       Report of Independent Registered Public Accounting Firm.

       Balance sheets as of December 31, 2004 and 2003.

       Statements of operations for the years ended December 31, 2004, 2003, and 2002.

       Statements of cash flows for the years ended December 31, 2004, 2003, and 2002.

       Statements of changes in stockholders' equity for the years ended December 31, 2004, 2003, and 2002.

       Notes to financial statements.

     (2) Financial Statement Schedules

     None.

     (3) Exhibits filed as part of this report. See (c) below.

(b) EXHIBITS

     Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.

EXHIBIT
  NO.                       DESCRIPTION OF EXHIBITS
-------                     -----------------------
  3.1     Restated Articles of Incorporation of Zap.Com (Exhibit No.
          3.1)*
  3.2     Amended and Restated By-laws of Zap.Com (Exhibit No. 3.2)*
  4.1     Specimen Stock Certificate (Exhibit No. 4.1)*
  4.2     Warrant dated October 20, 1999 issued to American
          Internetwork Sports Company, LLC (Exhibit No. 4.2)*
  4.3     Zap.Com 1999 Long-Term Incentive Plan (Exhibit No. 4.3)*
 10.1     Investment and Distribution Agreement between Zap.Com and
          Zapata (Exhibit No. 10.1)*
 10.2     Services Agreement between Zap.Com and Zapata (Exhibit No.
          10.2)*
 10.3     Tax Sharing and Indemnity Agreement between Zap.Com and
          Zapata (Exhibit No. 10.3)*
 10.4     Registration Rights Agreement between Zap.Com and Zapata
          (Exhibit No. 10.4)*
 23.1     Consent of Independent Accountants
 31.1     Certification of CEO Pursuant to SEC Rule 13a-14.
 31.2     Certification of CFO Pursuant to SEC Rule 13a-14.
 32.1     Certification of CEO Pursuant to 18 U.S.C. Section 1350, as
          Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002
 32.2     Certification of CFO Pursuant to 18 U.S.C. Section 1350, as
          Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002

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

                                          ZAP.COM CORPORATION (Registrant)

                                          By:       /s/ AVRAM GLAZER
                                            ------------------------------------
                                                     Name: Avram Glazer
                                                  Title: President and CEO
Dated: March 10, 2005

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

                    SIGNATURES                                     TITLE                     DATE
                    ----------                                     -----                     ----

                 /s/ AVRAM GLAZER                      President and Chief Executive    March 14, 2005
---------------------------------------------------    Officer (Principal Executive
                   Avram Glazer                            Officer) and Director


                /s/ LEONARD DISALVO                      Vice President and Chief       March 14, 2005
---------------------------------------------------    Financial Officer (Principal
                  Leonard DiSalvo                        Financial and Accounting
                                                                 Officer)