Form 10-Q
period 2005-03-31
ZAP COM CORP
filed 2005-05-05
CIK 1083243

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

                  For the quarterly period ended March 31, 2005

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

As of April 29, 2005, the Registrant had outstanding 50,004,474 shares common stock, $0.001 par value.

================================================================================

                               ZAP.COM CORPORATION
                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         Condensed Balance Sheets as of March 31, 2005 (Unaudited) and December 31, 2004.............        3

         Unaudited Condensed Statements of Operations for the Three Months Ended
         March 31, 2005 and 2004.....................................................................        4

         Unaudited Condensed Statements of Cash Flows for the Three Months Ended
         March 31, 2005 and 2004.....................................................................        5

         Notes to Unaudited Condensed Financial Statements...........................................        6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........        8

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................................       10

ITEM 4. CONTROLS AND PROCEDURES......................................................................       11

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS............................................................................       11
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS .................................       11
ITEM 3. DEFAULTS UPON SENIOR SECURITIES..............................................................       11
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................       11
ITEM 5. OTHER INFORMATION............................................................................       11
ITEM 6. EXHIBITS ....................................................................................       11

SIGNATURES...........................................................................................       13

EXHIBITS.............................................................................................       14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES

                               ZAP.COM CORPORATION

                            CONDENSED BALANCE SHEETS

                                                                                               MARCH 31,         DECEMBER 31,
                                                                                                 2005                2004
                                                                                            -------------        ------------
                                                                                             (Unaudited)
ASSETS:
Current assets:
      Cash and cash equivalents........................................................     $   1,787,229        $  1,814,887
      Other receivables................................................................               884               1,203
      Prepaid assets...................................................................             5,957               8,372
                                                                                            -------------        ------------
           Total current assets........................................................         1,794,070           1,824,462
Property and equipment, net of accumulated depreciation of $3,509 and $3,356...........               760                 911
                                                                                            -------------        ------------
           Total assets................................................................     $   1,794,830        $  1,825,373
                                                                                            =============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
      Accounts payable.................................................................     $           -        $        733
      Accrued liabilities..............................................................            46,750              60,346
                                                                                            -------------        ------------
           Total current liabilities...................................................     $      46,750        $     61,079
                                                                                            -------------        ------------

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred stock, $0.01 par value, 150,000,000 shares authorized, 0 shares
           issued and outstanding......................................................                 -                   -
      Common stock, $.001 par value, 1,500,000,000 shares authorized; 50,004,474
           shares issued and outstanding ..............................................            50,004              50,004
      Additional paid in capital.......................................................        10,093,313          10,090,160
      Additional paid in capital - warrants............................................           743,234             743,234
      Accumulated deficit..............................................................        (9,138,471)         (9,119,104)
                                                                                            -------------        ------------
           Total stockholders' equity..................................................         1,748,080           1,764,294
                                                                                            -------------        ------------
           Total liabilities and stockholders' equity..................................     $   1,794,830        $  1,825,373
                                                                                            =============        ============

         The accompanying notes are an integral part of these condensed financial statements.

                               ZAP.COM CORPORATION

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                 FOR THE                     FOR THE
                                                            THREE MONTHS ENDED          THREE MONTHS ENDED
                                                                 MARCH 31,                   MARCH 31,
                                                                   2005                        2004
                                                            ------------------          ------------------
Revenues...............................................        $          -                $          -
Cost of revenues.......................................                   -                           -
                                                               ------------                ------------
      Gross income.....................................                   -                           -
Operating expenses:
      General and administrative.......................              29,562                      42,256
                                                               ------------                ------------
           Total operating expenses....................              29,562                      42,256
                                                               ------------                ------------
           Loss from operations........................             (29,562)                    (42,256)
Interest income........................................              10,195                       4,549
                                                               ------------                ------------
Loss before income taxes...............................             (19,367)                    (37,707)
Income taxes...........................................                   -                           -
                                                               ------------                ------------
Net loss...............................................        $    (19,367)               $    (37,707)
                                                               ============                ============

Per share data (basic and diluted):
Net loss per share.....................................        $       0.00                $       0.00
                                                               ============                ============
Weighted average number of common shares and
  common share equivalents outstanding.................          50,004,474                  50,004,474
                                                               ============                ============

         The accompanying notes are an integral part of these condensed financial statements.

                               ZAP.COM CORPORATION

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                   FOR THE              FOR THE
                                                                             THREE MONTHS ENDED    THREE MONTHS ENDED
                                                                                 MARCH 31,             MARCH 31,
                                                                                    2005                  2004
                                                                             ------------------    ------------------
Cash flows from operating activities:
      Net loss...........................................................        $  (19,367)          $   (37,707)
      Adjustments to reconcile net loss to
        net cash used in operating activities:
           Depreciation and amortization.................................               151                   152
           Contributed capital from Zapata for unreimbursed
                management services and rent.............................             3,153                 3,706
           Changes in assets and liabilities:
                Other receivables........................................               319                 7,735
                Prepaid assets...........................................             2,415                10,005
                Accounts payable.........................................              (733)                 (417)
                Accrued liabilities......................................           (13,596)               (4,189)
                                                                                 ----------           -----------
                      Total adjustments..................................            (8,291)               16,992
                                                                                 ----------           -----------
           Net cash used in operating activities.........................           (27,658)              (20,715)
                                                                                 ----------           -----------
Net change in cash and cash equivalents..................................           (27,658)              (20,715)
Cash and cash equivalents at beginning of period.........................         1,814,887             1,910,345
                                                                                 ----------           -----------
Cash and cash equivalents at end of period...............................        $1,787,229           $ 1,889,630
                                                                                 ==========           ===========

         The accompanying notes are an integral part of these condensed financial statements.

                               ZAP.COM CORPORATION

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

The unaudited condensed financial statements included herein have been prepared by Zap.Com Corporation ("Zap.Com" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Zap.Com believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Zap.Com's latest Annual Report on Form 10-K filed with the SEC. The results of the operations for the three months ended March 31, 2005 are not necessarily indicative of the results for any subsequent quarter or the entire year ending December 31, 2005.

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment". SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation", and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed. On April 14, 2005, the SEC announced that the effective date of SFAS 123R will be suspended until January 1, 2006, for calendar year companies.

The Company currently expects to adopt SFAS 123R effective January 1, 2006, based on the new effective date announced by the SEC. The Company is in the process of reviewing the impact of the adoption of this statement and believes that the adoption of this standard may have a material effect on the Company's consolidated financial position and results of operations.

STOCK-BASED COMPENSATION

The Company accounts for its employee stock-based compensation plans under Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees." Accordingly, no recognition of compensation expense is required for stock options granted to employees for which the exercise price equals or exceeds the fair market value of the stock at the grant date. The Company has adopted the required disclosure provisions under SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of the FASB Statement No. 123." SFAS No. 148 amends SFAS No.123, "Accounting for Stock-Based Compensation."

Had compensation expense for the 1999 Plan been determined based on fair value at the grant date consistent with SFAS No. 123, the Company's net loss and net loss per share (basic and diluted) would have been as follows:

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                     2005         2004
                                                                  -----------   ---------
Net loss, as reported                                             $   (19,367)  $ (37,707)
Deduct:  Total stock-based employee compensation expense
determined under fair value based method for all awards                (2,433)          -
                                                                  -----------   ---------
Pro forma net loss                                                $   (21,800)  $ (37,707)
                                                                  ===========   =========

Loss per share:
      Basic and diluted - as reported                             $       .00   $     .00
                                                                  ===========   =========
      Basic and diluted- pro forma                                $       .00   $     .00
                                                                  ===========   =========

NOTE 3. RELATED PARTY TRANSACTIONS

Since its inception, the Company has utilized the services of the management and staff of its majority stockholder, Zapata Corporation, under a shared services agreement that allocated these costs on a percentage of time basis. Zap. Com also subleases its office space in Rochester, New York from Zapata Corporation. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata Corporation has waived its rights under the shared services agreement to be reimbursed for these expenses since May 2000. For the three months ended March 31, 2005 and 2004, the Company recorded approximately $3,000 and $4,000, respectively, as contributed capital for services rendered.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. This document contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of such safe harbor provisions. Forward-looking statements, which are based upon certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words like "may," "will," "should," "expect," "anticipate," "estimate," "plan," "intend," "believe," "predicts," "potential," "continue" and the negative of such terms or other similar or comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot assure you that our expectations will be correct. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. These risks are qualified in their entirety by cautionary language and risk factors set forth in the Company's filings with the Securities and Exchange Commission ("SEC"), including the Company's 2004 Annual Report on Form 10-K. The Company assumes no obligation to update forward-looking statements or to update the reasons actual results could differ from those projected in the forward-looking statements.

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2005, Zap.Com recorded a net loss of $19,000 as compared to a net loss of $38,000 for the three months ended March 31, 2004. Since inception (which commenced on April 2, 1998), Zap.Com has incurred a cumulative net loss of $9.1 million, including $743,000 in non-cash charges associated with warrants issued to American Internetwork Sports and all of the costs associated with the development and implementation of the ZapNetwork, the ZapBox, and the public registration of Zap.Com's common stock.

For the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, operations consisted of the following:

REVENUES. Zap.Com did not generate any revenue for the three months ended March 31, 2005 and 2004, nor does it presently have any business from which it may generate revenue in the future.

COST OF REVENUES. As a result of ceasing all Internet operations, Zap.Com incurred no cost of revenues for the three months ended March 31, 2005 and 2004.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of legal and accounting services, insurance premiums, printing and filing costs, salaries and wages (including costs allocated by Zapata pursuant to a services agreement), and various other costs. General and administrative expenses for the three months ended March 31, 2005 were $30,000 as compared to $42,000 for the three months ended March 31, 2004. This decrease relates primarily to a decrease in insurance premiums and printing and filing costs which were partially offset by an increase in legal expenses recognized as compared to the prior year.

INTEREST INCOME. Interest income is generated on cash reserves which are invested in short-term U.S. Government Agency securities. Interest earned for three months ended March 31, 2005 and 2004 was $10,000 and $5,000, respectively. The increased interest income for 2005 was primarily a result of sustained higher interest rates on short-term U.S. Government Agency securities as compared to rates in 2004.

LIQUIDITY AND CAPITAL RESOURCES

Zap.Com has not generated any significant revenue since its inception. As a result, the Company's primary source of liquidity has been its initial capitalization from Zapata Corporation and two Zapata directors, and thereafter, the interest income generated on cash reserves invested in short-term US Government Agency securities. As of March 31, 2005, Zap.Com's cash and cash equivalents were $1.8 million.

Since its inception, the Company has utilized services of the management and staff and office space of its majority stockholder, Zapata Corporation, under a shared services agreement that allocated these costs. Effective May 1, 2000, Zapata has waived its rights under the services agreements to be reimbursed these costs. For the three months ended March 31, 2005 and 2004, the Company recorded approximately $3,000 and $4,000, respectively, as contributed capital for these services. Should Zapata not renew its waiver, Zap.Com may incur future cash payments under the shared services agreement.

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

CASH FLOWS

Cash used in operating activities was $28,000 for the three months ended March 31, 2005 as compared to cash used of $21,000 for the comparable period of the prior year. The increase in cash used in operating activities resulted in timing of payments made for accounts payable and accrued liabilities.

For the three months ended March 31, 2005 and 2004, the Company had no cash flows from investing or financing activities.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment". SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation", and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed. On April 14, 2005, the SEC announced that the effective date of SFAS 123R will be suspended until January 1, 2006, for calendar year companies.

The Company currently expects to adopt SFAS 123R effective January 1, 2006, based on the new effective date announced by the SEC. The Company is in the process of reviewing the impact of the adoption of this statement and believes that the adoption of this standard may have a material effect on the Company's consolidated financial position and results of operations

CRITICAL ACCOUNTING POLICIES

As of March 31, 2005, the Company's consolidated critical accounting policies and estimates have not changed materially from those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates. The Company invests its cash and cash equivalents in short-term US Government Agency securities with maturities generally not more than 90 days. Due to the short duration and conservative nature of these instruments, the Company does not believe that the value of these instruments have a material exposure to interest rate risk. However, changes in interest rates do affect the investment income the Company earns on its cash equivalents and marketable securities and, therefore, impacts its cash flows and results of operations. Accordingly, there is inherent roll-over risk for the Company's investment grade securities as they mature and are renewed at current market rates. Using the investment grade security balance of $1.8 million at March 31, 2005 as a hypothetical constant cash balance, an adverse change of 1% in interest rates would decrease interest income by approximately $5,000 during a three month period.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c) and 15-d-14(c)) as of the end of the period covered by this report. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Controls Over Financial Reporting

No significant changes in the Company's internal controls over financial reporting occurred during the quarter ended March 31, 2005 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS

             (a)   Exhibits:

        31.1 Certification of CEO Pursuant to SEC Rule 13a-14.

        31.2 Certification of CFO Pursuant to SEC Rule 13a-14.

        32.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2 Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ZAP.COM CORPORATION
                                              (Registrant)

May 5, 2005

                                              By: /s/ LEONARD DISALVO
                                                  ----------------------------
                                                      (Vice President and
                                                      Chief Financial Officer)