Form 10-Q
period 2005-06-30
ZAP COM CORP
filed 2005-08-08
CIK 1083243

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-27729

                               ZAP.COM CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    NEVADA                                   74-0571159
(State or other jurisdiction of incorporation            (I.R.S. Employer
               or organization)                         Identification No.)

       100 MERIDIAN CENTRE, SUITE 350
                ROCHESTER, NY                                  14618
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

As of August 1, 2005, the Registrant had outstanding 50,004,474 shares common stock, $0.001 par value.

                               ZAP.COM CORPORATION
                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
        Condensed Balance Sheets as of June 30, 2005 (Unaudited) and December 31, 2004..............     3

        Unaudited Condensed Statements of Operations for the Three Months and Six Months Ended
        June 30, 2005 and 2004......................................................................     4

        Unaudited Condensed Statements of Cash Flows for the Six Months Ended
        June 30, 2005 and 2004......................................................................     5

        Notes to Unaudited Condensed Financial Statements...........................................     6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS................................................................     8

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................    11

ITEM 4. CONTROLS AND PROCEDURES.....................................................................    12

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS...........................................................................    12
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS ................................    12
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.............................................................    12
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................    12
ITEM 5. OTHER INFORMATION...........................................................................    13
ITEM 6. EXHIBITS....................................................................................    13

SIGNATURES..........................................................................................    14

EXHIBITS............................................................................................    15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES

                               ZAP.COM CORPORATION

                            CONDENSED BALANCE SHEETS

                                                                                    JUNE 30,        DECEMBER 31,
                                                                                      2005              2004
                                                                                  ------------      ------------
                                                                                   (Unaudited)
ASSETS:
Current assets:
   Cash and cash equivalents ..................................................   $  1,775,598      $  1,814,887
   Other receivables ..........................................................          1,164             1,203
   Prepaid assets .............................................................          3,542             8,372
                                                                                  ------------      ------------
      Total current assets ....................................................      1,780,304         1,824,462
Property and equipment, net of accumulated depreciation of $3,660 and $3,356...            607               911
                                                                                  ------------      ------------
      Total assets ............................................................   $  1,780,911      $  1,825,373
                                                                                  ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts payable ...........................................................   $        795      $        733
   Accrued liabilities ........................................................         52,000            60,346
                                                                                  ------------      ------------
      Total current liabilities ...............................................   $     52,795      $     61,079
                                                                                  ------------      ------------

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.01 par value, 150,000,000 shares authorized, 0 shares
      issued and outstanding ..................................................             --                --
   Common stock, $.001 par value, 1,500,000,000 shares authorized; 50,004,474
      shares issued and outstanding ...........................................         50,004            50,004
   Additional paid in capital .................................................     10,096,464        10,090,160
   Additional paid in capital - warrants ......................................        743,234           743,234
   Accumulated deficit ........................................................     (9,161,586)       (9,119,104)
                                                                                  ------------      ------------
      Total stockholders' equity ..............................................      1,728,116         1,764,294
                                                                                  ------------      ------------
      Total liabilities and stockholders' equity ..............................   $  1,780,911      $  1,825,373
                                                                                  ============      ============

         The accompanying notes are an integral part of these condensed financial statements.

                               ZAP.COM CORPORATION

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                    FOR THE              FOR THE
                                              THREE MONTHS ENDED   THREE MONTHS ENDED
                                                   JUNE 30,             JUNE 30,
                                                     2005                 2004
                                              ------------------   ------------------
Revenues ...................................     $         --         $         --
Cost of revenues ...........................               --                   --
                                                 ------------         ------------
   Gross income ............................               --                   --
Operating expenses:
   General and administrative ..............           35,376               47,612
                                                 ------------         ------------
      Total operating expenses .............           35,376               47,612
                                                 ------------         ------------
      Loss from operations .................          (35,376)             (47,612)
Interest income ............................           12,261                4,507
                                                 ------------         ------------
Loss before income taxes ...................          (23,115)             (43,105)
Income taxes ...............................               --                   --
                                                 ------------         ------------
Net loss ...................................     $    (23,115)        $    (43,105)
                                                 ============         ============

Per share data (basic and diluted):
Net loss per share .........................     $       0.00         $       0.00
                                                 ============         ============
Weighted average number of common shares and
  common share equivalents outstanding .....       50,004,474           50,004,474
                                                 ============         ============

                                                   FOR THE           FOR THE
                                               SIX MONTHS ENDED  SIX MONTHS ENDED
                                                   JUNE 30,          JUNE 30,
                                                     2005              2004
                                               ----------------  ----------------
Revenues ...................................     $         --      $         --
Cost of revenues ...........................               --                --
                                                 ------------      ------------
   Gross income ............................               --                --
Operating expenses:
   General and administrative ..............           64,938            89,868
                                                 ------------      ------------
      Total operating expenses .............           64,938            89,868
                                                 ------------      ------------
      Loss from operations .................          (64,938)          (89,868)
Interest income ............................           22,456             9,056
                                                 ------------      ------------
Loss before income taxes ...................          (42,482)          (80,812)
Income taxes ...............................               --                --
                                                 ------------      ------------
Net loss ...................................     $    (42,482)     $    (80,812)
                                                 ============      ============

Per share data (basic and diluted):
Net loss per share .........................     $       0.00      $       0.00
                                                 ============      ============
Weighted average number of common shares and
  common share equivalents outstanding .....       50,004,474        50,004,474
                                                 ============      ============

         The accompanying notes are an integral part of these condensed financial statements.

                               ZAP.COM CORPORATION

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                             FOR THE           FOR THE
                                                        SIX MONTHS ENDED  SIX MONTHS ENDED
                                                             JUNE 30,         JUNE 30,
                                                              2005             2004
                                                        ----------------  ----------------
Cash flows from operating activities:
   Net loss ..........................................     $   (42,482)      $   (80,812)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization ..................             304               304
      Contributed capital from Zapata for unreimbursed
        management services and rent .................           6,304             7,412
      Changes in assets and liabilities:
        Other receivables ............................              39             7,697
        Prepaid assets ...............................           4,830            20,010
        Accounts payable .............................              62             7,612
        Accrued liabilities ..........................          (8,346)          (24,310)
                                                           -----------       -----------
           Total adjustments .........................           3,193            18,725
                                                           -----------       -----------
      Net cash used in operating activities ..........         (39,289)          (62,087)
                                                           -----------       -----------

Net change in cash and cash equivalents ..............         (39,289)          (62,087)
Cash and cash equivalents at beginning of period .....       1,814,887         1,910,345
                                                           -----------       -----------
Cash and cash equivalents at end of period ...........     $ 1,775,598       $ 1,848,258
                                                           ===========       ===========

         The accompanying notes are an integral part of these condensed financial statements.

                               ZAP.COM CORPORATION

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION

The unaudited condensed financial statements included herein have been prepared by Zap.Com Corporation ("Zap.Com" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Zap.Com believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Zap.Com's latest Annual Report on Form 10-K filed with the SEC. The results of the operations for the six months ended June 30, 2005 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2005.

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

Had compensation expense for the 1999 Plan been determined based on fair value at the grant date consistent with SFAS No. 123, the Company's net loss and net loss per share (basic and diluted) would have been as follows:

                                                               THREE MONTHS ENDED
                                                                    JUNE 30,
                                                               2005          2004
                                                             ---------     ---------
Net loss, as reported                                        $(23,115)     $(43,105)
Deduct:  Total stock-based employee compensation expense
determined under fair value based method for all awards        (2,433)           --
                                                             --------      --------
Pro forma net loss                                           $(25,548)     $(43,105)
                                                             ========      ========

Loss per share:
      Basic and diluted - as reported                        $    .00      $    .00
                                                             ========      ========
      Basic and diluted - pro forma                          $    .00      $    .00
                                                             ========      ========

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                               2005          2004
                                                             ---------     ---------
Net loss, as reported                                        $(42,482)     $(80,812)
Deduct:  Total stock-based employee compensation expense
determined under fair value based method for all awards        (4,866)           --
                                                             --------      --------
Pro forma net loss                                           $(47,348)     $(80,812)
                                                             ========      ========

Loss per share:
      Basic and diluted -  - as reported                     $    .00      $    .00
                                                             ========      ========
      Basic and diluted -  pro forma                         $    .00      $    .00
                                                             ========      ========

NOTE 3. RELATED PARTY TRANSACTIONS

Since its inception, the Company has utilized the services of the management and staff of its majority stockholder, Zapata Corporation, under a shared services agreement that allocated these costs on a percentage of time basis. Zap. Com also subleases its office space in Rochester, New York from Zapata Corporation. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata Corporation has waived its rights under the shared services agreement to be reimbursed for these expenses since May 2000. For these services, the Company recorded contributed capital of approximately $3,000 and $4,000 for the three months ended June 30, 2005 and 2004, respectively, and approximately $6,000 and $7,000 for the six months ended June 30, 2005 and 2004, respectively.

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

The SEC has recently adopted rule changes governing the use of Form 8-K and Form S-8 by shell companies which will become effective for the most part on August 22, 2005. The Company is categorized as a "shell company" as that term is used in the SEC's rule changes. The principal rule changes are to prohibit the use of Form S-8 by a shell company, and to amend Form 8-K so as to require a shell company to report the same type of information that would be required if it were filing to register a class of securities under the Exchange Act whenever the shell company is reporting the event that caused it to cease being a shell company. The effect of the rule changes may adversely impact the Company's ability to offer its stock to officers, directors and consultants, and thereby make it more difficult to attract and retain qualified individuals to perform services for the Company, and it will likely increase the costs of registration compliance following the completion of a business combination.

RESULTS OF OPERATIONS

For the three months ended June 30, 2005, Zap.Com recorded a net loss of $23,000 as compared to a net loss of $43,000 for the three months ended June 30, 2004. For the six months ended June 30, 2005, Zap.Com recorded a net loss of $42,000 as compared to a net loss of $81,000 for the six months ended June 30, 2004. Since inception (which commenced on April 2, 1998), Zap.Com has incurred a cumulative net loss of $9.2 million, including $743,000 in non-cash charges associated with warrants issued to American Internetwork Sports and all of the costs associated with the development and implementation of the ZapNetwork, the ZapBox, and the public registration of Zap.Com's common stock.

For the three month and six month periods ended June 30, 2005 as compared to the three month and six month periods ended June 30, 2004, operations consisted of the following:

REVENUES. Zap.Com did not generate any revenue for the three month and six month periods ended June 30, 2005 and 2004, nor does it presently have any business from which it may generate revenue in the future.

COST OF REVENUES. As a result of ceasing all Internet operations, Zap.Com incurred no cost of revenues for the three month and six month periods ended June 30, 2005 and 2004.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of legal and accounting services, insurance premiums, printing and filing costs, salaries and wages (including costs allocated by Zapata pursuant to a services agreement), and various other costs. General and administrative expenses for the three month period ended June 30, 2005 were $35,000 as compared to $48,000 for the three month period ended June 30, 2004. For the six months ended June 30, 2005, general and administrative expenses were $65,000 as compared to $90,000 for the six months ended June 30, 2004. This decrease relates primarily to a decrease in insurance premiums and printing and filing costs which were partially offset by an increase in legal expenses recognized as compared to the prior year.

INTEREST INCOME. Interest income is generated on cash reserves which are invested in short-term U.S. Government Agency securities. Interest earned for the three months ended June 30, 2005 and 2004 were $12,000 and $5,000. Interest earned for the six months ended June 30, 2005 and 2004 was $22,000 and $9,000, respectively. The increased interest income for 2005 was primarily a result of sustained higher interest rates on short-term U.S. Government Agency securities as compared to rates in 2004.

LIQUIDITY AND CAPITAL RESOURCES

Zap.Com has not generated any significant revenue since its inception. As a result, the Company's primary source of liquidity has been its initial capitalization from Zapata Corporation and two Zapata directors, and thereafter, the interest income generated on cash reserves invested in short-term US Government Agency securities. As of June 30, 2005, Zap.Com's cash and cash equivalents were $1.8 million.

Since its inception, the Company has utilized services of the management and staff and office space of its majority stockholder, Zapata Corporation, under a shared services agreement that allocated these costs. Effective May 1, 2000, Zapata has waived its rights under the services agreements to be reimbursed these costs. For the three months ended June 30, 2005 and 2004, the Company recorded approximately $3,000 and $4,000, respectively, and for the six months ended June 30, 2005 and 2004, the Company recorded approximately $6,000 and $7,000, respectively, as contributed capital for these services. Should Zapata not renew its waiver, Zap.Com may incur future cash payments under the shared services agreement.

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

CASH FLOWS

Cash used in operating activities was $39,000 for the six months ended June 30, 2005 as compared to cash used of $62,000 for the comparable period of the prior year. The decrease in cash used in operating activities resulted in timing of payments made for accounts payable and accrued liabilities.

For the six months ended June 30, 2005 and 2004, the Company had no cash flows from investing or financing activities.

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

CRITICAL ACCOUNTING POLICIES

As of June 30, 2005, the Company's critical accounting policies and estimates have not changed materially from those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates. The Company invests its cash and cash equivalents in short-term US Government Agency securities with maturities generally not more than 90 days. Due to the short duration and conservative nature of these instruments, the Company does not believe that the value of these instruments have a material exposure to interest rate risk. However, changes in interest rates do affect the investment income the Company earns on its cash equivalents and marketable securities and, therefore, impacts its cash flows and results of operations. Accordingly, there is inherent roll-over risk for the Company's investment grade securities as they mature and are renewed at current market rates. Using the investment grade security balance of $1.8 million at June 30, 2005 as a hypothetical constant cash balance, an adverse change of 1% in interest rates would decrease interest income by approximately $5,000 and $9,000 during a three month and six month period, respectively.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

No significant changes in the Company's internal controls over financial reporting occurred during the quarter ended June 30, 2005 that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Zap.Com held an annual meeting of stockholders on June 1, 2005. The stockholders re-elected Avram A. Glazer, as the sole director of Zap.Com. Mr. Glazer received 48,972,258 votes for his election, none against and no abstentions. The stockholders also ratified the Board of Directors' selection of PricewaterhouseCoopers LLP as Zap.Com's independent public accountants. That matter was ratified with 48,972,258 votes for, none against and no abstentions. The stockholders also ratified the Board of Directors' grant of 365,000 stock options to the Company's

President and Chief Executive Officer. That matter was ratified with 48,972,258 votes for, none against and no abstentions.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS

            (a)   Exhibits:

      31.1 Certification of CEO as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of CFO as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                        ZAP.COM CORPORATION
                                        (Registrant)

August 8, 2005

                                        By: /s/ LEONARD DISALVO
                                            -----------------------------------
                                                (Vice President and
                                                Chief Financial Officer)