Form 10-Q
period 2005-09-30
ZAP COM CORP
filed 2005-11-03
CIK 1083243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 0-27729
ZAP.COM CORPORATION
(Exact name of Registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	74-0571159 (I.R.S. Employer Identification No.)

100 Meridian Centre, Suite 350 Rochester, NY (Address of principal executive offices)	14618 (Zip Code)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE
(585) 242-2000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of November 3, 2005, the Registrant had outstanding 50,004,474 shares common stock, $0.001 par value.

ZAP.COM CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements and Notes
ZAP.COM CORPORATION
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$1,780,083	$1,814,887
Other receivables	1,870	1,203
Prepaid assets	1,127	8,372

Total current assets	1,783,080	1,824,462
Property and equipment, net of accumulated depreciation of $3,812 and $3,356	455	911

Total assets	$1,783,535	$1,825,373

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$25,518	$733
Accrued liabilities	60,750	60,346

Total current liabilities	$86,268	$61,079

Commitments & Contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value, 150,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $.001 par value, 1,500,000,000 shares authorized; 50,004,474 shares issued and outstanding	50,004	50,004
Additional paid in capital	10,099,615	10,090,160
Additional paid in capital — warrants	743,234	743,234
Accumulated deficit	(9,195,586)	(9,119,104)

Total stockholders’ equity	1,697,267	1,764,294

Total liabilities and stockholders’ equity	$1,783,535	$1,825,373

The accompanying notes are an integral part of these condensed financial statements.

ZAP.COM CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the	For the
	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2005	2004
Revenues	$—	$—
Cost of revenues	—	—

Gross income	—	—
Operating expenses:
General and administrative	48,289	38,025

Total operating expenses	48,289	38,025

Loss from operations	(48,289)	(38,025)
Interest income	14,289	6,076

Loss before income taxes	(34,000)	(31,949)
Income taxes	—	—

Net loss	$(34,000)	$(31,949)

Per share data (basic and diluted):
Net loss per share	$0.00	$0.00

Weighted average number of common shares and common share equivalents outstanding	50,004,474	50,004,474

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2004
Revenues	$—	$—
Cost of revenues	—	—

Gross income	—	—
Operating expenses:
General and administrative	113,227	127,892

Total operating expenses	113,227	127,892

Loss from operations	(113,227)	(127,892)
Interest income	36,745	15,132

Loss before income taxes	(76,482)	(112,760)
Income taxes	—	—

Net loss	$(76,482)	$(112,760)

Per share data (basic and diluted):
Net loss per share	$0.00	$0.00

Weighted average number of common shares and common share equivalents outstanding	50,004,474	50,004,474

The accompanying notes are an integral part of these condensed financial statements.

ZAP.COM CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(76,482)	$(112,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	456	456
Contributed capital from Zapata for unreimbursed management services and rent	9,455	10,282
Changes in assets and liabilities:
Other receivables	(667)	7,556
Prepaid assets	7,245	30,015
Accounts payable	24,785	(1,070)
Accrued liabilities	404	(11,766)

Total adjustments	41,678	35,473

Net cash used in operating activities	(34,804)	(77,287)

Net change in cash and cash equivalents	(34,804)	(77,287)
Cash and cash equivalents at beginning of period	1,814,887	1,910,345

Cash and cash equivalents at end of period	$1,780,083	$1,833,058

The accompanying notes are an integral part of these condensed financial statements.

ZAP.COM CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1. Summary of Operations and Basis of Presentation
The unaudited condensed financial statements included herein have been prepared by Zap.Com Corporation (“Zap.Com” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Zap.Com believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Zap.Com’s latest Annual Report on Form 10-K filed with the SEC. The results of the operations for the nine months ended September 30, 2005 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2005.
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

Note 2. Significant Accounting Policies
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed. On April 14, 2005, the SEC announced that the effective date of SFAS 123R will be suspended until January 1, 2006, for calendar year companies.
The Company currently expects to adopt SFAS 123R effective January 1, 2006, based on the new effective date announced by the SEC. The Company is in the process of reviewing the impact of the adoption of this statement and believes that the adoption of this standard may have a material effect on the Company’s financial position and results of operations.
Stock-Based Compensation
The Company accounts for its employee stock-based compensation plans under Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no recognition of compensation expense is required for stock options granted to employees for which the exercise price equals or exceeds the fair market value of the stock at the grant date. The Company has adopted the required disclosure provisions under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of the FASB Statement No. 123.” SFAS No. 148 amends SFAS No.123, “Accounting for Stock-Based Compensation.”
Had compensation expense for the 1999 Plan been determined based on fair value at the grant date consistent with SFAS No. 123, the Company’s net loss and net loss per share (basic and diluted) would have been as follows:

	Three Months Ended
	September 30,
	2005	2004
Net loss, as reported	$(34,000)	$(31,949)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,433)	—

Pro forma net loss	$(36,433)	$(31,949)

Loss per share:
Basic and diluted — as reported	$.00	$.00

Basic and diluted — pro forma	$.00	$.00

	Nine Months Ended
	September 30,
	2005	2004
Net loss, as reported	$(76,482)	$(112,760)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(7,299)	—

Pro forma net loss	$(83,781)	$(112,760)

Loss per share:
Basic and diluted — as reported	$.00	$.00

Basic and diluted — pro forma	$.00	$.00

Note 3. Related Party Transactions
Since its inception, the Company has utilized the services of the management and staff of its majority stockholder, Zapata Corporation, under a shared services agreement that allocated these costs on a percentage of time basis. Zap. Com also subleases its office space in Rochester, New York from Zapata Corporation. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata Corporation has waived its rights under the shared services agreement to be reimbursed for these expenses since May 2000. For these services, the Company recorded contributed capital of approximately $3,000 for the three months ended September 30, 2005 and 2004, respectively, and approximately $9,000 and $10,000 for the nine months ended September 30, 2005 and 2004, respectively.
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
Zap.Com’s articles of incorporation, bylaws and certain other agreements contain indemnification clauses for its officers and directors for losses incurred as a result of claims made against such individuals arising out of, or because of their service to the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, Zap.Com maintains Director and Officer Liability insurance that limits this exposure. As a result of this insurance coverage, it is the opinion of Zap.Com’s management that the estimated fair value of any liabilities under these indemnification agreements is minimal and should not materially impact the Company’s financial position, results of operations or cash flows. These indemnification obligations were in effect prior to December 31, 2002 and are therefore grandfathered under the provisions of FIN No. 45. Accordingly, no liabilities have been recorded for the indemnification clauses in these agreements.
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
CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. This document contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of such safe harbor provisions. Forward-looking statements, which are based upon certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words like “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “believe,” “predicts,” “potential,” “continue” and the negative of such terms or other similar or comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot assure you that our expectations will be correct. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. These risks are qualified in their entirety by cautionary language and risk factors set forth in the Company’s filings with the Securities and Exchange Commission (“SEC”), including the Company’s 2004 Annual Report on Form 10-K. The Company assumes no obligation to update forward-looking statements or to update the reasons actual results could differ from those projected in the forward-looking statements.
General
Zap.Com Corporation (“Zap.Com” or the “Company”) was founded by Zapata Corporation (“Zapata”) (NYSE:ZAP) in April 1998 as a Nevada corporation. Zap.Com’s principal corporate offices are located at 100 Meridian Centre, Suite 350, Rochester, New York 14618.
Zapata formed Zap.Com for the purpose of creating and operating a global network of independently owned web sites. In April 1999, Zap.Com announced its plan to establish the ZapNetwork by connecting web sites through a proprietary multi-functional, portal-like Internet banner known as the ZapBox. Zap.Com intended to distribute advertising and e-commerce opportunities over this network. From its inception on April 2, 1998 through November 12, 1999, Zap.Com operated as a wholly owned subsidiary of Zapata. In November 1999, Zapata and two of its directors invested $10.1 million of equity in Zap.Com. On November 12, 1999, Zapata distributed to its stockholders 477,742 shares of Zap.Com common stock, leaving Zapata as the holder of approximately 98 percent of Zap.Com’s outstanding common stock. On November 30, 1999, Zap.Com’s stock began to trade on the NASD’s OTC Bulletin Board (“OTCBB”) under the symbol “ZPCM,” establishing Zap.Com as a separate public company.
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
The SEC has recently adopted rule changes governing the use of Form 8-K and Form S-8 by shell companies which became effective for the most part on August 22, 2005. The Company is categorized as a “shell company” as that term is used in the SEC’s rule changes. The principal rule changes are to prohibit the use of Form S-8 by a shell company, and to amend Form 8-K so as to require a shell company to report the same type of information that would be required if it were filing to register a class of securities under the Exchange Act whenever the shell company is reporting the event that caused it to cease being a shell company. The effect of the rule changes may adversely impact the Company’s ability to offer its stock to officers, directors and consultants, and thereby make it more difficult to attract and retain qualified individuals to perform services for the Company, and it will likely increase the costs of registration compliance following the completion of a business combination.
Results of Operations
For the three months ended September 30, 2005, Zap.Com recorded a net loss of $34,000 as compared to a net loss of $32,000 for the three months ended September 30, 2004. For the nine months ended September 30, 2005, Zap.Com recorded a net loss of $76,000 as compared to a net loss of $113,000 for the nine months ended September 30, 2004. Since inception (which commenced on April 2, 1998), Zap.Com has incurred a cumulative net loss of $9.2 million, including $743,000 in non-cash charges associated with warrants issued to American Internetwork Sports and all of the costs associated with the development and implementation of the ZapNetwork, the ZapBox, and the public registration of Zap.Com’s common stock.
For the three month and nine month periods ended September 30, 2005 as compared to the three month and nine month periods ended September 30, 2004, operations consisted of the following:
Revenues. Zap.Com did not generate any revenue for the three month and nine month periods ended September 30, 2005 and 2004, nor does it presently have any business from which it may generate revenue in the future.
Cost of revenues. As a result of ceasing all Internet operations, Zap.Com incurred no cost of revenues for the three month and nine month periods ended September 30, 2005 and 2004.
General and administrative. General and administrative expenses consist primarily of legal and accounting services, insurance premiums, printing and filing costs, salaries and wages (including costs allocated by Zapata pursuant to a services agreement), and various other costs. General and administrative expenses for the three month period ended September 30, 2005 were $48,000 as compared to $38,000 for the three month period ended September 30, 2004. This increase is primarily the result of the timing of payments for printing and filing costs. For the nine months ended September 30, 2005, general and administrative expenses were $113,000 as compared to $128,000 for the nine months ended September 30, 2004. This decrease relates primarily to a decrease in insurance premiums which were partially offset by an increase in printing and filing costs as compared to the prior year.
Interest Income. Interest income is generated on cash reserves which are invested in short-term U.S. Government Agency securities. Interest earned for the three months ended September 30, 2005 and 2004 were $14,000 and $6,000. Interest earned for the nine months ended September 30, 2005 and 2004 was $37,000 and $15,000, respectively. The increased interest income for 2005 was primarily a result of sustained higher interest rates on short-term U.S. Government Agency securities as compared to rates in 2004.

Liquidity and Capital Resources
Zap.Com has not generated any significant revenue since its inception. As a result, the Company’s primary source of liquidity has been its initial capitalization from Zapata Corporation and two Zapata directors, and thereafter, the interest income generated on cash reserves invested in short-term US Government Agency securities. As of September 30, 2005, Zap.Com’s cash and cash equivalents were $1.8 million.
Since its inception, the Company has utilized services of the management and staff and office space of its majority stockholder, Zapata Corporation, under a shared services agreement that allocated these costs. Effective May 1, 2000, Zapata has waived its rights under the services agreements to be reimbursed these costs. For the three months ended September 30, 2005 and 2004, the Company recorded approximately $3,000, and for the nine months ended September 30, 2005 and 2004, the Company recorded approximately $9,000 and $10,000, respectively, as contributed capital for these services. Should Zapata not renew its waiver, Zap.Com may incur future cash payments under the shared services agreement.
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
Cash Flows
Cash used in operating activities was $35,000 for the nine months ended September 30, 2005 as compared to cash used in operating activities of $77,000 for the comparable period of the prior year. The decrease in cash used in operating activities resulted in timing of payments made for accounts payable and accrued liabilities.
For the nine months ended September 30, 2005 and 2004, the Company had no cash flows from investing or financing activities.
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed. On April 14, 2005, the SEC announced that the effective date of SFAS 123R will be suspended until January 1, 2006, for calendar year companies.
The Company currently expects to adopt SFAS 123R effective January 1, 2006, based on the new effective date announced by the SEC. The Company is in the process of reviewing the impact of the adoption of this statement and believes that the adoption of this standard may have a material effect on the Company’s financial position and results of operations.
Critical Accounting Policies
As of September 30, 2005, the Company’s critical accounting policies and estimates have not changed materially from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risks relating to the Company’s operations result primarily from changes in interest rates. The Company invests its cash and cash equivalents in short-term US Government Agency securities with maturities generally not more than 90 days. Due to the short duration and conservative nature of these instruments, the Company does not believe that the value of these instruments have a material exposure to interest rate risk. However, changes in interest rates do affect the investment income the Company earns on its cash equivalents and marketable securities and, therefore, impacts its cash flows and results of operations. Accordingly, there is inherent roll-over risk for the Company’s investment grade securities as they mature and are renewed at current market rates. Using the investment grade security balance of $1.8 million at September 30, 2005 as a hypothetical constant cash balance, an adverse change of 1% in interest rates would decrease interest income by approximately $5,000 and $14,000 during a three month and nine month period, respectively.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Controls over Financial Reporting
No significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended September 30, 2005 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Part II — OTHER INFORMATION
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

ZAP.COM CORPORATION (Registrant)

November 3, 2005
	By:	/s/ LEONARD DISALVO
(Vice President and Chief Financial Officer)