Form 10-K
period 2005-12-31
ZAP COM CORP
filed 2006-03-14
CIK 1083243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Title of Each Class:

Common Stock, $0.001 par value

      Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was $432,175. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, corporate officers and holders of 10% or more of the Company’s common stock. As of February 28, 2006, the Registrant had outstanding 50,004,474 shares common stock, $0.001 par value.

Documents Incorporated By Reference:

      Portions of the Company’s Information Statement to be delivered to the Company’s shareholders in connection with the Company’s 2006 Annual Meeting of Stockholders, which the Company plans to file with the Securities and Exchange Commission pursuant to regulation 14C promulgated under the Securities Exchange Act of 1934, on or prior to May 1, 2006, are incorporated by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.

FORWARD-LOOKING STATEMENTS

      CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. This document contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of such safe harbor provisions. Forward-looking statements, which are based upon certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans,” “seeks,” “estimates,” “projects,” “may” or similar expressions. The ability of the Company to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors which may cause actual results to differ materially from the forward-looking statements contained herein or in other public statements by the Company are described, among other places, under the caption of this report titled “Part I — Item 1A. Risk Factors” and other risks identified from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”), press releases and other communications. The Company assumes no obligation to update forward-looking statements or to update the reasons actual results could differ from those projected in the forward-looking statements.

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

Available Information

      The Company files annual, quarterly and current reports and other information with the SEC. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed under the Exchange Act, as well as Section 16 filings by officers and directors, are available free of charge at www.sec.gov as soon as reasonably practicable after they are filed with the SEC. The Company will provide a copy of these documents to stockholders upon request. The Company does not maintain it’s own website.

      In addition, the public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at it’s website.

      The Company has adopted a Code of Ethics and Business Conduct that applies to all of the Company’s directors and key employees, including the Company’s principal executive officer, principal accounting officer or controller, or persons performing similar functions. The Company will provide without charge, upon request, a copy of the Code of Business Conduct and Ethics. Anyone wishing to obtain a copy should write to Zap.Com Corporation Investor Relations, 100 Meridian Centre Suite 350, Rochester, NY 14618.

Financial Information About Industry Segments

      The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has determined that it does not have any separately reportable business segments.

Competition

      Numerous companies throughout the United States will compete vigorously with Zap.Com for target acquisition candidates. Venture capital companies as well as established corporations and entities, most of which have greater resources than the Company does, will vie for such acquisition candidates.

Intellectual Property

      Zap.Com owns certain intellectual property rights related to the ZapBox and the ZapNetwork. In connection with the foregoing rights, Zap.Com currently has a patent application pending before the United States Patent and Trademark Office for a business process patent which is directed to a unique Internet-based commerce method and system underlying the business model. Zap.Com also owns a federal registration for the trademarks ZAP.COM and Z design.

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

Employees

      Since terminating its Internet operations, Zap.Com has had two employees, Avram Glazer, President and CEO, and Leonard DiSalvo, VP-Finance and Chief Financial Officer. Neither Mr. Glazer nor Mr. DiSalvo receive a salary or bonus from Zap.Com and currently devote a significant portion of their business time to Zapata, where they hold the same offices. Both of these officers, however, will devote such time to Zap.Com’s affairs as is required to perform their duties to Zap.Com.

Item 1A.	Risk Factors

     We have limited assets and no source of revenue.

      We have limited assets and have had no significant revenue since inception, nor will we receive any operating revenues until we complete an acquisition, reorganization, merger or successfully develop a new business. We can provide no assurance that any acquired business will produce any material revenues for the Company or its stockholders or that any such business will operate on a profitable basis.

We have not selected a specified industry in which to acquire or develop a business.

      To date, we have not identified any particular industry or business in which to concentrate our acquisition efforts. Accordingly, the Company’s current stockholders and prospective investors have no basis to evaluate the comparative risks and merits of investing in the industry or business in which we may acquire. To the extent that we may acquire a business in a high-risk industry, the Company will become subject to those risks. Similarly, if we acquire a financially unstable business or a business that is in the early stages of development, the Company will become subject to the numerous risks to which such businesses are subject. Although management intends to consider the risks inherent in any industry and business in which it may become involved, there can be no assurance that it will correctly assess such risks.

There is an absence of substantive disclosure relating to prospective new businesses.

      Because we have not yet identified any assets, property or business that we may acquire or develop, our current stockholders and potential investors in the Company have virtually no substantive information about any such new business upon which to base a decision whether to invest in the company. We can provide no assurance that any investment in the Company will ultimately prove to be favorable. In any event, stockholders and potential investors will not have access to any information about any new business until such time as a transaction is completed and we have filed a report with the Securities and Exchange Commission disclosing the nature of such transaction and/or business.

If an acquisition is consummated, stockholders will not know its structure and will likely suffer dilution.

      Our management has had no contact or discussions regarding, and there are no present plans, proposals or arrangements to acquire any specific assets, property or business. Accordingly, it is unclear whether such an acquisition would take the form of an exchange of capital stock, a merger or an asset acquisition. However, because we have limited resources as of the date hereof, such acquisition is likely to involve the issuance of our stock.

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

      As of the date of this report, we have reserved 3,000,000 shares for options issued or to be issued pursuant to our 1999 Long-Term Incentive Plan. The outstanding options have a weighted average exercise price of $.08. The issuance of shares upon the exercise of the above securities may have a dilutive effect in the future on our common stock, which may adversely affect the price of our common stock.

Management devotes insignificant time to activities of the Company.

      Members of the Company’s management are not required to and do not devote their full time to the affairs of the Company. Because of their time commitments to Zapata, as well as the fact that we have no business operations, our members of management anticipate that they will not devote a significant amount of time to the activities of the Company, except in connection with identifying a suitable acquisition target or business to develop.

Zapata and Zap.Com’s officers may have conflicts of interest.

      Although we have not identified any potential acquisition target or new business opportunities, the possibility exists that we may acquire or merge with a business or company in which our executive officers, directors, beneficial owners or their affiliates may have an ownership interest. A transaction of this nature would present a conflict of interest for those parties with a managerial position and/or an ownership interest in both the Company and the acquired entity. An independent appraisal of the acquired company may or may not be obtained in the event a related party transaction is contemplated.

There is significant competition for acquisition candidates.

      Our management believes that there are numerous companies, most of which have greater resources than the Company does, that are also seeking merger or acquisition transactions. These entities will present competition to Zap.com in its search for a suitable transaction candidate, and we make no assurance that we will be successful in that search.

There is no assurance of continued public trading market and being a low priced security may affect the market value of stock.

      To date, there has been only a limited public market for our common stock. Our common stock is currently quoted on the OTCBB. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of our stock. Our stock is subject to the low-priced security or so called “penny stock” rules of the SEC that impose additional sales practice requirements on broker/ dealers who sell such securities. Some of such requirements are discussed below.

      A broker/ dealer selling “penny stocks” must, at least two business (2) days prior to effecting a customer’s first transaction in a “penny stock,” provide the customer with a document containing information mandated by the SEC regarding the risks of investing in our stock, and the broker/ dealer must receive a signed and dated written acknowledgement of the customer’s receipt of that document prior to effecting a customer’s first transaction in a “penny stock.”

      Subject to limited exceptions, a broker/ dealer must obtain information from a customer concerning the customer’s financial situation, investment experience and investment objectives and, based on the information and any other information known by the broker/ dealer, the broker/ dealer must reasonably determine that transactions in “penny stocks” are suitable for the customer, that the customer has sufficient knowledge and experience in financial matters, and that the customer reasonably may be expected to be capable of evaluating the risks of transactions in “penny stocks.” A broker/ dealer must, at least two business (2) days prior to effecting a customer’s first purchase of a “penny stock” send a statement of this determination, together with other disclosures required by the SEC, to the customer, and the broker/ dealer must receive a signed and dated copy of the statement prior to effecting the customer’s first purchase of a “penny stock.”

      Subject to limited exceptions, a broker/ dealer must also, at least two business (2) days prior to effecting a customer’s purchase of a “penny stock,” deliver to the customer an agreement to the transaction that sets forth the identity and quantity of the “penny stock” to be purchased, and the broker/ dealer must receive the customer’s agreement to the transaction prior to effecting the transaction.

      A broker/ dealer must also, orally or in writing, disclose prior to effecting a customer’s transaction in a “penny stock” (and thereafter confirm in writing):

•	the bid and offer price quotes in and for the “penny stock,” and the number of shares to which the quoted prices apply,

•	the brokerage firm’s compensation for the trade, and

•	the compensation received by the brokerage firm’s sales person for the trade.

•	In addition, subject to limited exceptions, a brokerage firm must send to its customers trading in “penny stocks” a monthly account statement that gives an estimate of the value of each “penny stock” in the customer’s account.

      Accordingly, the Commission’s rules may limit the number of potential purchasers of the shares of our common stock.

      Resale restrictions on transferring “penny stocks” are sometimes imposed by some states, which may make transaction in our stock more difficult and may reduce the value of the investment. Various state securities laws pose restrictions on transferring “penny stocks” and as a result, investors in our common stock may have the ability to sell their shares of our common stock impaired.

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

Zapata’s control and the presence of interlocking directors and officers create potential conflicts of interest and could prevent a change of control.

      As of the date of this report, Zapata owns approximately 98 percent of our outstanding common stock. As a result, Zapata’s directors and officers will be able to control the outcome of substantially all matters submitted to the stockholders for approval, including the election of directors and any proposed merger, liquidation, transfer or encumbrance of a substantial portion of its assets, or amendment to our charter to change our authorized capitalization. This concentration of ownership may also have the effect of delaying or preventing a change in control of Zap.Com even if it would be beneficial to our stockholders.

      In addition, our executive officers also are directors, officers or employees of Zapata and, in most cases, either own, or hold an option to purchase, equity securities of Zapata. In addition, Malcolm Glazer, who is the father of our President and Chief Executive Officer, Avram Glazer, controls and beneficially owns approximately 51 percent of Zapata’s outstanding common stock. As a result, these executive officers have inherent potential conflicts of interest when making decisions related to transactions between Zapata and us. Zapata’s ability to control matters listed above together with the potential conflicts of interest of its executive officers who also serve as executive officers of Zap.Com and our Chairman of the Board could adversely affect the trading price and liquidity of our common stock. These factors could limit the price that investors might be willing to pay for our common stock in the future.

We have liabilities as a member of Zapata’s consolidated tax group.

      We have been, and expect to continue to be for the foreseeable future, a member of Zapata’s consolidated tax group under federal income tax law until the Zap.Com securities held by Zapata do not constitute either 80 percent or greater of the voting power or the market value of Zap.Com’s outstanding stock. Each member of a consolidated group for federal income tax purposes is jointly and severally liable for the federal income tax liability of each other member of the consolidated group. Similar rules may apply under state income tax laws. Although we have entered into a tax sharing and indemnity agreement with Zapata, if Zapata or members of its consolidated tax group (other than us) fail to pay tax liabilities arising prior to the time that we are no longer a member of Zapata’s consolidated tax group, we could be required to make payments in respect of these tax liabilities and these payments could materially adversely affect our financial condition.

Because we do not intend to pay any cash dividends on our common stock, holders of our common stock will not be able to receive a return on their shares unless they sell their shares.

      We have paid no dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, holders of our common stock will not be able to receive a return on their shares unless they sell them, which could be difficult unless a more active market develops in our stock. See Item 5 of Part II of this report titled, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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

•	the elimination of the right to act by written consent by stockholders after Zapata no longer holds a controlling interest in us;

•	the elimination of the right to call special meetings of the stockholders by stockholders except that Zapata may do so as long as it holds a controlling interest in us;

•	the creation of a staggered board of directors; and,

•	the ability of the board of directors to designate, determine the rights and preferences of, and to issue preferred stock, without stockholder consent, which could adversely affect the rights of our common stockholders.

A substantial amount of our common stock is eligible for sale into the market and this could depress our stock price.

      Sales of a substantial number of shares of our common stock in the future could cause the market price of our common stock to decline. As of the date of this document, we have outstanding 50,004,474 shares of common stock, of which Zapata owns 48,972,258 shares, Malcolm Glazer owns 707,907 shares, Avram Glazer owns 50,000 shares with the remainder owned by public stockholders. In addition, we have 3,000,000 shares of common stock reserved for issuance under our 1999 Long-Term Incentive Plan.

      All of our shares distributed by Zapata to its stockholders on November 12, 1999 are freely tradable without restriction or further registration under the federal securities laws unless acquired by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933. All of the shares held by Zapata (other than 1,000,000 shares available for sale by Zapata under an effective registration statement), acquired by “affiliates” in Zapata’s distribution or by the Glazers in connection with their November 1999 investment are “restricted securities” under the Securities Act and available for resale upon compliance with Rule 144, including the one year holding period and the timing, manner and volume of sales of these shares. In the absence of Rule 144’s availability, these shares may only be publicly resold if they are registered or another exemption is available.

      We have registered 1,000,000 shares of our common stock for resale by Zapata from time to time under a separate registration statement. We have also granted Zapata registration rights with respect to all of its shares. These registration rights effectively allow Zapata to register and publicly sell all of its shares at any time and to participate as a selling stockholder in future public offerings by Zap.Com.

Item 1B.	Unresolved Staff Comments

      None.

Item 2.	Properties

      Zap.Com’s headquarters are located in Rochester, New York, in space subleased to it by Zapata on a month-to-month basis. Zapata has advised Zap.Com that it has waived its rights to collect rent until future notice.

Item 3.	Legal Proceedings

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Zap.Com’s common stock began trading on November 30, 1999 on the OTCBB under the symbol “ZPCM.” The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTCBB market quotations reflect inter-dealer prices, without retail mark up, mark down or commission, are not necessarily representative of actual transactions, and may not be indicative of the value of the common stock or the existence of an active market. Historically, the level of trading in the Company’s common stock has been sporadic and limited and there is no assurance that an active trading market will develop which will provide liquidity for the Company’s stockholders.

      The following table presents quarterly high and low bid information for the Company’s common stock reported by the OTCBB for the quarter ended on:

	12/31/05	9/30/05	6/30/05	3/31/05	12/31/04	9/30/04	6/30/04	3/31/04

High bid	$0.170	$0.130	$0.130	$0.100	$0.081	$0.070	$0.110	$0.200
Low bid	0.130	0.120	0.100	0.080	0.060	0.070	0.060	0.060

      As of February 24, 2006, there were approximately 1,400 holders of record of our common stock. This number does not include the stockholders for whom shares are held in a “nominee” or “street” name.

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

      The following table sets forth information as of December 31, 2005, with respect to compensation plans under which equity securities of the Company are authorized for issuance:

Number of Securities Remaining
	Number of Securities to be	Weighted-Average	Available for Future Issuance
	Issued Upon Exercise of	Exercise Price of	Under Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders	511,300	$0.08	2,488,700
Equity compensation plans not approved by security holders	—	—	—
Total	511,300	$0.08	2,488,700

Item 6.	Selected Financial Data

      The following tables set forth certain selected financial data derived from Zap.Com’s financial statements for the periods and as of the dates presented. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in Item 7 of this report.

	For the Year Ended December 31,

	2005	2004	2003	2002	2001

Income Statement Data:
Revenues	$—	$—	$—	$—	$171
Loss from operations	(132,279)	(165,741)	(125,214)	(154,416)	(352,399)
Interest income	53,784	23,744	21,603	34,148	95,713
Net loss	(78,495)	(141,997)	(103,611)	(120,268)	(256,686)
Per share data (basic and diluted)
Net loss per share	(.00)	(.00)	(.00)	(.00)	(.01)
Weighted average common shares and common share equivalents outstanding	50,004,474	50,004,474	50,004,474	50,004,474	50,004,474

	December 31,

	2005	2004	2003	2002	2001

Balance Sheet Data:
Cash and cash equivalents	$1,758,501	$1,814,887	$1,910,345	$2,063,812	$2,167,133
Total assets	1,765,676	1,825,373	1,953,622	2,087,801	2,202,046
Total liabilities	67,271	61,079	60,783	103,754	109,521
Total stockholders’ equity	1,698,405	1,764,294	1,892,839	1,984,047	2,092,525

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

      Zapata formed Zap.Com for the purpose of creating and operating a global network of independently owned web sites. In April 1999, Zap.Com announced its plan to establish the ZapNetwork by connecting web sites through a proprietary multi-functional, portal-like Internet banner known as the ZapBox. In December 2000, Zap.Com ceased all Internet operations. Since ceasing its Internet operations, the Company has had no existing business operations, other than to comply with its reporting requirements under the Securities Exchange Act of 1934. In the future Zap.Com may acquire an operating company. Zap.Com may also consider developing a new business suitable for its situation.

      The following discussion of the financial condition and results of operations of Zap.Com should be read in conjunction with the financial statements and notes thereto included elsewhere in this report. This discussion contains forward-looking statements which involve risks and uncertainties. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Part 1 — Item 1A. Risk Factors.”

Results of Operations

      For the year ended December 31, 2005, Zap.Com recorded a net loss of $78,000. Since inception (which commenced on April 2, 1998), Zap.Com has incurred a cumulative net loss of $9.2 million, primarily for costs associated with the development and implementation of the ZapNetwork, the ZapBox, and the public registration of Zap.Com’s common stock.

      For the year ended December 31, 2005 as compared to the year ended December 31, 2004, operations consisted of the following:

      Revenues. Zap.Com did not generate any revenues for years ended December 31, 2005 and 2004.

      Cost of revenues. As a result of ceasing all Internet operations, Zap.Com incurred no cost of revenues for the years ended December 31, 2005 and 2004.

      General and administrative. General and administrative expenses consist primarily of legal and accounting services, insurance premiums, printing and filing costs, costs allocated by Zapata pursuant to a services agreement, and various other costs. General and administrative expenses for the year ended December 31, 2005 were $132,000 as compared to $166,000 for the year ended December 31, 2004. This change is primarily attributable to a decrease in insurance premiums and the cost for legal services as compared to 2004. Costs for these services decreased by $26,000 and $7,000, respectively.

      Interest income. Interest income is generated on cash reserves which are invested in short-term U.S. Government Agency securities. Interest earned for the year ended December 31, 2005 and 2004 was $54,000 and $24,000, respectively. The increased interest income for 2005 was primarily a result of sustained higher interest rates on short-term U.S. Government Agency securities as compared to rates in 2004.

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

      General and administrative. General and administrative expenses consist primarily of legal and accounting services, insurance premiums, printing and filing costs, costs allocated by Zapata pursuant to a services agreement, and various other costs. General and administrative expenses for the year ended December 31, 2004 were $166,000 as compared to $125,000 for the year ended December 31, 2003. This change is primarily attributable to an increase in the cost for legal and annual report services as compared to 2003. Costs for these services increased by $22,000 and $13,000, respectively.

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

Liquidity and Capital Resources

      Zap.Com has not generated any significant revenue since its inception. As a result, the Company’s primary source of liquidity has been its initial capitalization from Zapata Corporation and two Zapata directors, and thereafter, the interest income generated on cash reserves invested in short-term US Government Agency securities. As of December 31, 2005, Zap.Com’s cash and cash equivalents were $1.8 million.

      Since its inception, the Company has utilized services of the management and staff and office space of its majority stockholder, Zapata Corporation, under a shared services agreement that allocated these costs. Effective May 1, 2000, Zapata has waived its rights under the services agreements to be reimbursed these costs. For the years ended December 31, 2005, 2004, and 2003 the Company recorded approximately $13,000, $13,000 and $12,000, respectively, as contributed capital for these services. Zapata has renewed the waiver through December 31, 2006. However, should Zapata not renew its waiver, Zap.Com may incur future cash payments under the shared services agreement.

      The Company does not have any contractual obligations as of December 31, 2005 that have or are reasonably likely to have a current or future material effect on the Company’s financial position, results of operations or cash flows.

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

Cash Flows

      Cash used in operating activities was $56,000 for the year ended December 31, 2005 as compared to $95,000 for the year ended December 31, 2004. The decrease in cash used in operating activities resulted from a decrease in payments of accrued liabilities and prepaid assets. The decrease in accrued liabilities was attributable to timing differences and the decrease in prepaid assets was attributable to decreases in insurance premiums as compared to the prior year.

      Cash used in operating activities was $95,000 for the year ended December 31, 2004 as compared to $153,000 for the year ended December 31, 2003. The decrease in cash used in operating activities resulted from a decrease in payments of accounts payable and accrued liabilities. The decrease in these payments was attributable to timing differences.

      For the years ended December 31, 2005, 2004 and 2003, the Company had no cash flows from investing or financing activities.

Recent Accounting Pronouncements

      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The Company currently expects to adopt SFAS 123R effective January 1, 2006, based on the new effective date announced by the SEC. The Company is in the process of reviewing the impact of the adoption of this statement and believes that the adoption of this standard will have a material effect on the Company’s financial position and results of operations.

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

      Valuation allowances for deferred income taxes. The Company reduces its deferred tax assets to an amount that it believes is more likely than not to be realized. In so doing, the Company estimates future taxable income in determining if any valuation allowance is necessary. As a result, the Company had a full valuation allowance against the deferred tax assets as of December 31, 2005.

      Impairment of long-lived assets. Zap.Com reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on Zap.Com’s ability to recover the carrying value of the asset from the expected future cash flows. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement requires management to estimate future cash flows and the fair value of long-lived assets. As of December 31, 2005, Zap.Com held approximately $300 in long-lived assets.

Off-Balance Sheet Arrangements

      The Company does not have any off-balance sheet arrangements as of December 31, 2005 that have or are reasonably likely to have a current or future material effect on the Company’s financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      Market risks relating to the Company’s operations result primarily from changes in interest rates. The Company invests its cash and cash equivalents in short-term U.S. Government Agency securities with maturities generally not more than 90 days. Due to the short duration and conservative nature of these instruments, the Company does not believe that the value of these instruments have a material exposure to interest rate risk. However, changes in interest rates do affect the investment income the Company earns on its cash equivalents and marketable securities and, therefore, impacts its cash flows and results of operations. Accordingly, there is inherent roll-over risk for the Company’s investment grade securities as they mature and are renewed at current market rates. Using the investment grade security balance of $1.8 million at December 31, 2005 as a hypothetical constant cash balance, an adverse change of 1% in interest rates would decrease interest income by approximately $18,000 during a twelve-month period.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Zap.Com Corporation

      In our opinion, the accompanying balance sheets and the related statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Zap.Com Corporation at December 31, 2005 and December 31, 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Rochester, New York

March 14, 2006

ZAP.COM CORPORATION

BALANCE SHEETS

	December 31,	December 31,
	2005	2004

ASSETS:
Current assets:
Cash and cash equivalents	$1,758,501	$1,814,887
Other receivables	5,235	1,203
Prepaid assets	1,638	8,372

Total current assets	1,765,374	1,824,462
Property and equipment, net of accumulated depreciation of $3,965 and $3,356	302	911

Total assets	$1,765,676	$1,825,373

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$21	$733
Accrued liabilities	67,250	60,346

Total current liabilities	67,271	61,079

Commitments & Contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value, 150,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 1,500,000,000 shares authorized; 50,004,474 shares issued and outstanding	50,004	50,004
Additional paid in capital	10,846,000	10,833,394
Accumulated deficit	(9,197,599)	(9,119,104)

Total stockholders’ equity	1,698,405	1,764,294

Total liabilities and stockholders’ equity	$1,765,676	$1,825,373

The accompanying notes are an integral part of these financial statements.

ZAP.COM CORPORATION

STATEMENTS OF OPERATIONS

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2005	2004	2003

Revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—
Operating expenses:
General and administrative	132,279	165,741	125,214

Total operating expenses	132,279	165,741	125,214

Loss from operations	(132,279)	(165,741)	(125,214)
Interest income	53,784	23,744	21,603

Loss before income taxes	(78,495)	(141,997)	(103,611)
Income taxes (Note 5)	—	—	—

Net loss	$(78,495)	$(141,997)	$(103,611)

Per share data (basic and diluted):
Net loss per share	$(.00)	$(.00)	$(.00)

Weighted average number of common shares and common share equivalents outstanding	50,004,474	50,004,474	50,004,474

The accompanying notes are an integral part of these financial statements.

ZAP.COM CORPORATION

STATEMENTS OF CASH FLOWS

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003

Cash flows from operating activities:
Net loss	$(78,495)	$(141,997)	$(103,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	609	609	593
Contributed capital from Zapata for unreimbursed management services and rent	12,606	13,452	12,403
Changes in assets and liabilities:
Other receivables	(4,032)	7,204	(6,531)
Prepaid assets	6,734	24,978	(13,350)
Accounts payable	(712)	(1,752)	(14,745)
Accrued liabilities	6,904	2,048	(28,226)

Total adjustments	22,109	46,539	(49,856)

Net cash used in operating activities	(56,386)	(95,458)	(153,467)

Net change in cash and cash equivalents	(56,386)	(95,458)	(153,467)
Cash and cash equivalents at beginning of period	1,814,887	1,910,345	2,063,812

Cash and cash equivalents at end of period	$1,758,501	$1,814,887	$1,910,345

The accompanying notes are an integral part of these financial statements.

ZAP.COM CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional		Total
			Paid In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2002	50,004,474	$50,004	$10,807,539	$(8,873,496)	$1,984,047
Contributed capital from Zapata for unreimbursed management services and rent	—	—	12,403	—	12,403
Net loss	—	—	—	(103,611)	(103,611)

Balance, December 31, 2003	50,004,474	50,004	10,819,942	(8,977,107)	1,892,839

Contributed capital from Zapata for unreimbursed management services and rent	—	—	13,452	—	13,452
Net loss	—	—	—	(141,997)	(141,997)

Balance, December 31, 2004	50,004,474	50,004	10,833,394	(9,119,104)	1,764,294

Contributed capital from Zapata for unreimbursed management services and rent	—	—	12,606	—	12,606
Net loss	—	—	—	(78,495)	(78,495)

Balance, December 31, 2005	50,004,474	$50,004	$10,846,000	$(9,197,599)	$1,698,405

The accompanying notes are an integral part of these financial statements.

ZAP.COM CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1.	Business and Organization

      Zapata Corporation (“Zapata”) formed Zap.Com for the purpose of creating and operating a global network of independently owned web sites. In April 1999, Zap.Com announced its plan to establish the ZapNetwork by connecting web sites through a proprietary multi-functional, portal-like Internet banner known as the ZapBox. Zap.Com intended to distribute advertising and e-commerce opportunities over this network. From its inception on April 2, 1998 through November 12, 1999, Zap.Com operated as a wholly owned subsidiary of Zapata. In November 1999, Zapata and two of its directors invested $10.1 million of equity in Zap.Com. On November 12, 1999, Zapata distributed to its stockholders 477,742 shares of Zap.Com common stock, leaving Zapata as the holder of approximately 98 percent of Zap.Com’s outstanding common stock. On November 30, 1999, Zap.Com’s stock began to trade on the NASD’s OTCBB under the symbol “ZPCM,” establishing Zap.Com as a separate public company.

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

ZAP.COM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Income Taxes

      The Company utilizes the liability method to account for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax-reporting basis of assets and liabilities, and operating loss and tax credit carry forwards for tax purposes. The Company is included in Zapata’s consolidated U.S. federal income tax return and its income tax effects are allocated to the Company in proportion to its contribution of taxable income to consolidated taxable income.

      A valuation allowance is provided to reduce deferred tax assets to a level which, more likely than not, will be realized. Primary factors considered by management to determine the size of the allowance include the estimated taxable income level for future years and the limitations on the use of such carry forwards and expiration dates.

Stock-Based Compensation

      The Company accounts for its employee stock-based compensation plans under Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no recognition of compensation expense is required for stock options granted to employees for which the exercise price equals or exceeds the fair market value of the stock at the grant date. The Company has adopted the required disclosure provisions under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of the Financial Accounting Standards Board (“FASB”) Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation.”

ZAP.COM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Had compensation expense for the 1999 Plan been determined based on fair value at the grant date consistent with SFAS No. 123, the Company’s net loss and net loss per share (basic and diluted) would have been as follows:

	Year Ended December 31,

	2005	2004	2003

Net loss, as reported	$(78,495)	$(141,997)	$(103,611)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(9,732)	(1,622)	—

Pro forma net loss	$(88,227)	$(143,619)	$(103,611)

Earnings per share:
Basic and diluted — as reported	$.00	$.00	$.00

Basic and diluted — pro forma	$.00	$.00	$.00

      During 2004, the Company issued stock options to its sole director, corporate secretary and certain Zapata employees. See Note 6.

Recent Accounting Pronouncements

      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The Company currently expects to adopt SFAS 123R effective January 1, 2006, based on the new effective date announced by the SEC. The Company is in the process of reviewing the impact of the adoption of this statement and believes that the adoption of this standard will have a material effect on the Company’s financial position and results of operations.

Note 3.	Accrued Liabilities

      Accrued liabilities consist of the following:

	December 31,	December 31,
	2005	2004

Accrued audit and legal costs	$34,250	$30,529
Accrued printing costs	33,000	29,817

Total accrued liabilities	$67,250	$60,346

Note 4.	Stockholders’ Equity

      In March 2000, the SEC declared the effectiveness of Zap.Com’s shelf registration statement on Form S-1, covering 20,000,000 shares of common stock, $.001 par value per share. This registration statement also covered up to an additional 30,000,000 shares of Zap.Com’s common stock, $.001 par value per share in connection with potential acquisitions and other transactions. In June 2003, the company filed a Post-Effective Amendment No. 3 to Form S-1 deregistering these 30,000,000 shares. The company had not issued any shares under this registration statement.

ZAP.COM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 5.	Income Taxes

      As a result of net operating losses, the Company has not recorded a provision for income taxes. The components of the deferred tax assets and related valuation allowance at December 31, 2005 and 2004 are as follows:

	December 31,	December 31,
	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$3,063,202	$3,032,589

Total deferred tax assets	3,063,202	3,032,589
Less: valuation allowance	(3,063,202)	(3,032,589)

Net deferred taxes	$—	$—

      The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required. As of December 31, 2005 and 2004, Zap.Com had approximately $7.9 million and $7.8 million of net operating loss carryforwards that expire in 2025 and 2024, respectively. In the event there is a change of control in the ownership of Zap.Com, as defined by the Internal Revenue Code, the annual utilization of the net operating losses could be limited.

      The Company has been, and expects to continue to be for the foreseeable future, a member of Zapata’s consolidated tax group. Although the Company has entered into a tax sharing and indemnity agreement with Zapata, if Zapata or members of its consolidated tax group (other than the Company) fail to pay tax liabilities arising prior to the time that we are no longer a member of Zapata’s consolidated tax group, the Company could be required to make payments in respect of these tax liabilities and these payments could materially adversely affect our financial condition.

Note 6.	Stock Options and Stock Issuance Plans

      The Company’s 1999 Long-Term Incentive Plan (the “1999 Plan”) allows the Company to provide awards to existing and future officers, employees, consultants and directors of the Company from time to time. The 1999 Plan is intended to promote the long-term financial interests and growth of the Company by providing employees, officers, directors, and consultants of the Company with appropriate incentives and rewards to enter into and continue in the employment of, or relationship with, the Company and to acquire a proprietary interest in the long-term success of the Company.

      Under the 1999 Plan, 3,000,000 shares of common stock are available for awards. As of December 31, 2005, there were 2,488,700 shares available for grant under the plan. The 1999 Plan provides for the grant of any or all of the following types of awards: stock options, stock appreciation rights, stock awards, cash awards, or other rights or interests. Allocations of awards are made by the Board of Directors at its sole discretion within the provisions of the 1999 Plan. As of December 31, 2005 and 2004, there were no cash awards or other rights or interest outstanding under the plan.

      Stock appreciation rights are rights to receive, without payment to Zap.Com, cash or shares of common stock with a value determined by reference to the difference between the exercise or strike price of the stock appreciation rights and the fair market value or other specified valuation of the shares at the time of exercise. Stock appreciation rights may be granted in tandem with stock options or separately. As of December 31, 2005 and 2004, there were no stock appreciation rights outstanding.

      Stock awards may consist of shares of common stock and may provide for voting rights and dividend equivalent rights. The Company may specify conditions for awards, including vesting service and performance conditions. Vesting conditions may include, without limitation, provision for acceleration in the case of a

ZAP.COM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

change-in-control of Zap.Com, vesting conditions and performance conditions, including, without limitation, performance conditions based on achievement of specific business objectives, increases in specified indices and attaining specified growth measures or rates. As of December 31, 2005 and 2004, there were no stock awards outstanding.

      In November 2004, Zap.Com granted stock options to its sole director, corporate secretary and certain Zapata employees under the 1999 Plan. These options vest ratably during the first three years after issuance and have five-year terms. Vesting is contingent upon continued employment with the Company. This grant includes options to purchase 365,000 shares of common stock granted to Avram A. Glazer, sole director, President and Chief Executive Officer of the Company at an exercise price of $0.08 per share, which was approved by the Company’s stockholders at the 2005 annual meeting. Zap.Com accounted for the stock options granted to its director in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25).” See “Note 1. — Stock Based Compensation” for the pro forma impact related to the stock options granted to the Company’s sole director. Because Zapata controls Zap.Com, the stock options granted to Zap.Com’s Corporate Secretary and grants to Zapata employees have been accounted for as a stock dividend from Zap.Com to Zapata under Emerging Issues Task Force Issue 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44.” Because of Zap.Com’s retained deficit, these stock options had no impact on Zap.Com’s financial position, results of operations or pro forma results of operations. For options granted to the Company’s corporate secretary, Zapata will recognize approximately $1,000 of compensation expense ratably over the three year vesting period.

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

      A summary of the status of the Company’s stock options is presented below.

	For the Year Ended December 31,

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number of	Exercise	Number	Exercise
	of Shares	Prices	Shares	Prices	of Shares	Prices

Outstanding at beginning of year	511,300	$0.08	475,000	$2.00	475,000	$2.00
Granted	—		511,300	$0.08	—
Exercised	—		—		—
Forfeited	—		—		—
Expired	—		(475,000)	$2.00	—

Outstanding at end of year	511,300	$0.08	511,300	$0.08	475,000	$2.00

Exercisable at end of year	170,431	$0.08	—		475,000	$2.00

Note 7.	Loss Per Share

      Basic loss per share is computed by dividing the net loss by the sum of the weighted average number of shares of common stock outstanding. Diluted earnings per share is based on the potential dilution that would occur on exercise or conversion of securities into common stock. For the years ended December 31, 2005, 2004 and 2003, all outstanding stock options were excluded from the computation of diluted net loss per share because to do so would have an antidilutive effect.

ZAP.COM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

      Since its inception, the Company has utilized the services of the management and staff of its majority stockholder, Zapata Corporation, under a shared services agreement that allocated these costs on a percentage of time basis. Zap. Com also subleases its office space in Rochester, New York from Zapata Corporation. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata Corporation has waived its rights under the shared services agreement to be reimbursed for these expenses since May 2000. For the year ended December 31, 2005, the Company recorded approximately $13,000 as contributed capital for services rendered as compared to approximately $13,000 and $12,000 for the years ended December 31, 2004 and 2003, respectively.

      In November 2004, Zap.Com granted stock options to its sole director, corporate secretary and certain Zapata employees under the 1999 Plan. This grant includes options to purchase 365,000 shares of common stock granted to Avram A. Glazer, sole director, President and Chief Executive Officer of the Company at an exercise price of $0.08 per share, which was approved by the Company’s stockholders at the 2005 annual meeting. Zap.Com accounted for the stock options granted to its director in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25).” Because Zapata controls Zap.Com, the stock options granted to Zap.Com’s Corporate Secretary and grants to Zapata employees have been accounted for as a stock dividend from Zap.Com to Zapata under Emerging Issues Task Force Issue 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44.” For options granted to the Company’s corporate secretary, Zapata will recognize compensation expense ratably over the three year vesting period.

      In October 1999, the Company granted to American Internetwork Sports Company, LLC stock warrants in consideration for sports related consulting services. American Internetwork Sports is owned by the siblings of Avram Glazer, the Company’s President and Chief Executive Officer. The Company accounted for this transaction in accordance with EITF 96-18, which requires the recognition of expense based on the then current fair value of the warrants at the end of each reporting period with adjustment of prior period expense to actual expense at each vesting date. Pursuant to the December 2000 decision to cease the operations of the Company, these warrants became fully vested. As a result, the Company recorded the entire cost of $743,000 for all 2,000,000 warrants at the then market value of the stock. These warrants expired in the fourth quarter of 2004.

ZAP.COM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 10.	Quarterly Financial Information (Unaudited)

	Quarter Ended

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005

Revenues	$—	$—	$—	$—
Gross loss	—	—	—	—
Total operating expenses	29,562	35,376	48,289	19,052
Loss from operations	(29,562)	(35,376)	(48,289)	(19,052)
Interest income	10,195	12,261	14,289	17,039
Net loss	(19,367)	(23,115)	(34,000)	(2,013)
Net loss per share (basic and diluted)	.00	.00	.00	.00
Weighted average shares outstanding	50,004,474	50,004,474	50,004,474	50,004,474

	Quarter Ended

	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004

Revenues	$—	$—	$—	$—
Gross loss	—	—	—	—
Total operating expenses	42,256	47,612	38,025	37,848
Loss from operations	(42,256)	(47,612)	(38,025)	(37,848)
Interest income	4,549	4,507	6,076	8,612
Net loss	(37,707)	(43,105)	(31,949)	(29,236)
Net loss per share (basic and diluted)	.00	.00	.00	.00
Weighted average shares outstanding	50,004,474	50,004,474	50,004,474	50,004,474

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls Over Financial Reporting

      No significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended December 31, 2005 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ZAP.COM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

      Pursuant to General Instruction G on Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in the Company’s Information Statement relating to its 2006 Annual Meeting of Stockholders (the “2006 Information Statement”) to be filed pursuant to Regulation 14C under the Exchange Act in response to Items 401, 405 and 406 of Regulation S-K under the Securities Act of 1933, as amended, and the Exchange Act (“Regulation S-K”).

Item 11.	Executive Compensation

      Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2006 Information Statement in response to Item 402 of Regulation S-K, excluding the material concerning the report on executive compensation and the performance graph specified by paragraphs (k) and (l) of such Item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Pursuant to General Instruction G of Form 10-K, the information called for by Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2006 Information Statement in response to Item 403 of Regulation S-K.

Item 13.	Certain Relationships and Related Transactions

      Pursuant to General Instruction G of Form 10-K, the information called for by Item 13 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2006 Information Statement in response to Item 404 of Regulation S-K.

Item 14.	Principal Accounting Fees and Services

      Pursuant to General Instruction G of Form 10-K, the information called for by Item 14 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2006 Information Statement in response to Item 9(e) of Schedule 14A.

ZAP.COM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	List of Documents Filed

      (1) Financial Statements

Financial statements, Zap.Com Corporation.

Report of Independent Registered Public Accounting Firm.

Balance sheets as of December 31, 2005 and 2004.

Statements of operations for the years ended December 31, 2005, 2004, and 2003.

Statements of cash flows for the years ended December 31, 2005, 2004, and 2003.

Statements of changes in stockholders’ equity for the years ended December 31, 2005, 2004, and 2003.

Notes to financial statements.

      (2) Financial Statement Schedules

None.

      (3) Exhibits filed as part of this report. See (b) below.

(b)	Exhibits

      The exhibit list attached to this report is incorporated herein in its entirety by reference as if fully set forth herein. The exhibits indicated by an asterisk (*) are incorporated by reference and filed with Zap.Com’s Registration Statement on Form S-1 (File No. 333-76135) originally filed with the Securities and Exchange Commission on April 12, 1999, as amended.

Exhibit
No.		Description of Exhibits

3	.1*	Restated Articles of Incorporation of Zap.Com (Exhibit No. 3.1)

3	.2*	Amended and Restated By-laws of Zap.Com (Exhibit No. 3.2)

4	.1*	Specimen Stock Certificate (Exhibit No. 4.1)

4.2		Amended and Restated 1999 Long-Term Incentive Plan of Zap.com

10	.1*	Investment and Distribution Agreement between Zap.Com and Zapata (Exhibit No. 10.1)

10	.2*	Services Agreement between Zap.Com and Zapata (Exhibit No. 10.2)

10	.3*	Tax Sharing and Indemnity Agreement between Zap.Com and Zapata (Exhibit No. 10.3)

10	.4*	Registration Rights Agreement between Zap.Com and Zapata (Exhibit No. 10.4)

31.1		Certification of CEO as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of CFO as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ZAP.COM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAP.COM CORPORATION (Registrant)

By:	/s/ AVRAM GLAZER

Name: Avram Glazer
Title: President and CEO

Dated: March 14, 2006

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ AVRAM GLAZER Avram Glazer	President and Chief Executive Officer (Principal Executive Officer) and Director	March 14, 2006

/s/ LEONARD DISALVO Leonard DiSalvo	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2006

INDEX TO EXHIBITS

Exhibit
No.

4.2	Amended and Restated 1999 Long-Term Incentive Plan of Zap.com

31.1	Certification of CEO as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002