Form 10-Q
period 2006-03-31
ZAP COM CORP
filed 2006-05-08
CIK 1083243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
(585) 242-2000
FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
REPORT: Not applicable
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of May 1, 2006, the Registrant had outstanding 50,004,474 shares common stock, $0.001 par value.

ZAP.COM CORPORATION

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements and Notes
ZAP.COM CORPORATION
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$1,756,887	$1,758,501
Other receivables	16,712	5,235
Prepaid assets	1,092	1,638

Total current assets	1,774,691	1,765,374
Property and equipment, net of accumulated depreciation of $4,118 and $3,965	149	302

Total assets	$1,774,840	$1,765,676

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$5,139	$21
Accrued liabilities	75,438	67,250

Total current liabilities	$80,577	$67,271

Commitments & Contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value, 150,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $.001 par value, 1,500,000,000 shares authorized; 50,004,474 shares issued and outstanding	50,004	50,004
Additional paid in capital	10,852,600	10,846,000
Accumulated deficit	(9,208,341)	(9,197,599)

Total stockholders’ equity	1,694,263	1,698,405

Total liabilities and stockholders’ equity	$1,774,840	$1,765,676

The accompanying notes are an integral part of these condensed financial statements.

ZAP.COM CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2006	2005
Revenues	$—	$—
Cost of revenues	—	—

Gross income	—	—
Operating expenses:
General and administrative	29,383	29,562

Total operating expenses	29,383	29,562

Loss from operations	(29,383)	(29,562)
Interest income	18,641	10,195

Loss before income taxes	(10,742)	(19,367)
Income taxes	—	—

Net loss	$(10,742)	$(19,367)

Per share data (basic and diluted):
Net loss per share	$0.00	$0.00

Weighted average number of common shares and common share equivalents outstanding	50,004,474	50,004,474

The accompanying notes are an integral part of these condensed financial statements.

ZAP.COM CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(10,742)	$(19,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	153	151
Contributed capital from Zapata for unreimbursed management services and rent	3,226	3,153
Stock-based compensation	3,374	—
Changes in assets and liabilities:
Other receivables	(11,477)	319
Prepaid assets	546	2,415
Accounts payable	5,118	(733)
Accrued liabilities	8,188	(13,596)

Total adjustments	9,128	(8,291)

Net cash used in operating activities	(1,614)	(27,658)

Net change in cash and cash equivalents	(1,614)	(27,658)
Cash and cash equivalents at beginning of period	1,758,501	1,814,887

Cash and cash equivalents at end of period	$1,756,887	$1,787,229

The accompanying notes are an integral part of these condensed financial statements.

ZAP.COM CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1. Summary of Operations and Basis of Presentation
The unaudited condensed financial statements included herein have been prepared by Zap.Com Corporation (“Zap.Com” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Zap.Com believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Zap.Com’s latest Annual Report on Form 10-K filed with the SEC. The results of the operations for the three months ended March 31, 2006 are not necessarily indicative of the results for any subsequent quarter or the entire year ending December 31, 2006.
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
Since ceasing its Internet operations, the Company has had no business operations, other than complying with its reporting requirements under the Exchange Act. Currently, Zap.Com’s principal activities are exploring methods to enhance stockholder value. Zap.Com is likely to search for assets or businesses that it can acquire so that it can become an operating company. Zap.Com may also consider developing a new business suitable for its situation.
Management believes that it has sufficient resources to satisfy its existing and contingent liabilities and its anticipated operating expenses for at least the next twelve months.

Note 2. Significant Accounting Policies
Share Based Payment
At March 31, 2006, Zap.Com had one share-based compensation plan, which is described in more detail in Note 5. Prior to January 1, 2006, Zap.Com accounted for it’s plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123.” As a result, no stock-based employee compensation cost related to stock options was reflected in the Company’s statements of operations, as all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. Accordingly, share-based compensation related to stock options was only included as a pro-forma disclosure in the financial statement footnotes.
Had compensation expense for the Company’s stock option grants been determined based on fair value at the grant date using the Black-Sholes option–pricing model, the Company’s pro forma net income and earnings per share (basic and diluted) would have been as follows:

Three Months
Ended
March 31, 2005
Net loss, as reported	$(19,367)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,433)

Pro forma net loss	$(21,800)

Loss per share:
Basic and diluted – as reported	$.00

Basic and diluted– pro forma	$.00

Effective January 1, 2006, Zap.Com adopted SFAS No. 123R, “Share-Based Payment,” using the modified prospective application transition method. Under this transition method, compensation cost in 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FSAS No. 123R. As share-based compensation expense recognized in the Company’s statement of operations for the first quarter of the fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. Under the modified prospective application transition method, no cumulative effect of change in accounting principle charge is required for the Company, and results for prior periods have not been restated. (See above chart for the pro forma disclosures related to the three months ended March 31, 2005). SFAS No. 123R also requires excess tax benefits be reported as a financing cash inflow rather than an operating cash inflow.
Net income for the three months ended March 31, 2006 included $3,000 of share-based compensation costs included in selling, general and administrative expenses in the condensed statement of income. As of March 31, 2006 there was $21,000 of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted average period of 1.6 years. Based on current outstanding grants, total share-based compensation cost for fiscal year 2006 is expected to be approximately $13,000. However, due to the Company’s loss position, a full valuation allowance has been recognized against the tax benefits associated with the adoption of this statement.

The Company had no share-based grants in the three months ended March 31, 2006 and the year ended December 31, 2005. A summary of option activity as of March 31, 2006, and changes during the three months then ended is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2006	511,300	$0.08
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at March 31, 2006	511,300	$0.08	3.6	$61,000

Exercisable at March 31, 2006	170,431	$0.08	3.6	$20,000

No options were exercised during the three months ended March 31, 2006.
A summary of the status of the Company’s nonvested shares as of March 31, 2006 and changes during the three months ended March 31, 2006, is presented below:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2006	340,869	$0.08
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2006	340,869	$0.08

Note 3. Related Party Transactions
Since its inception, the Company has utilized the services of the management and staff of its majority stockholder, Zapata Corporation, under a shared services agreement that allocated these costs on a percentage of time basis. Zap. Com also subleases its office space in Rochester, New York from Zapata Corporation. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata Corporation has waived its rights under the shared services agreement to be reimbursed for these expenses since May 2000. For the three months ended March 31, 2006 and 2005, the Company recorded approximately $3,000 and $3,000, respectively, as contributed capital for services rendered.
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

Note 5. Stock Option Plans
The Company’s 1999 Long-Term Incentive Plan (the “1999 Plan”), which was approved by stockholders, allows the Company to provide awards to existing and future officers, employees, consultants and directors from time to time. The 1999 Plan is intended to promote the long-term financial interests and growth of Zap.Com by providing employees, officers, directors, and consultants of the Company with appropriate incentives and rewards to enter into and continue in the employment of, or relationship with, the Company and to acquire a proprietary interest in our long-term success.
Under the 1999 Plan, 3,000,000 shares of common stock are available for awards. The 1999 Plan provides for the grant of any or all of the following types of awards: stock options, stock appreciation rights, stock awards, cash awards, or other rights or interests. Allocations of awards are made by the Company’s Board of Directors at its sole discretion within the provisions of the 1999 Plan. Stock options granted under the 1999 Plan are non-qualified options with a five year life and are exercisable in cumulative one-third installments vesting annually beginning on the first anniversary of the date of grant.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Information Concerning Forward-Looking Statements
CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. This document contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of such safe harbor provisions. Forward-looking statements, which are based upon certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans,” “seeks,” “estimates,” “projects,” “may,” “could” or similar expressions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot assure you that our expectations will be correct. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. These risks are qualified in their entirety by cautionary language and risk factors set forth in the Company’s filings with the Securities and Exchange Commission (“SEC”), including the Company’s 2005 Annual Report on Form 10-K. The Company assumes no obligation to update forward-looking statements or to update the reasons actual results could differ from those projected in the forward-looking statements.
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
Since ceasing its Internet operations, the Company has had no business operations, other than complying with its reporting requirements under the Exchange Act. In the future Zap.Com may acquire an operating company. Zap.Com may also consider developing a new business suitable for its situation.
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

Results of Operations
For the three months ended March 31, 2006, Zap.Com recorded a net loss of $11,000 as compared to a net loss of $19,000 for the three months ended March 31, 2005. Since inception (which commenced on April 2, 1998), Zap.Com has incurred a cumulative net loss of $9.2 million, primarily for costs associated with the development and implementation of the ZapNetwork, the ZapBox, and the public registration of Zap.Com’s common stock.
For the three months ended March 31, 2006 as compared to the three months ended March 31, 2005, operations consisted of the following:
Revenues. Zap.Com did not generate any revenue for the three months ended March 31, 2006 and 2005, nor does it presently have any business from which it may generate revenue in the future.
Cost of revenues. As a result of ceasing all Internet operations, Zap.Com incurred no cost of revenues for the three months ended March 31, 2006 and 2005.
General and administrative. General and administrative expenses consist primarily of legal and accounting services, insurance premiums, printing and filing costs, salaries and wages (including costs allocated by Zapata pursuant to a services agreement), and various other costs. General and administrative expenses for the three months ended March 31, 2006 were $29,000 as compared to $30,000 for the three months ended March 31, 2005. This decrease relates primarily to a decrease in insurance premiums, and printing and filing costs which were partially offset by an increase in stock-based compensation expense.
Interest Income. Interest income is generated on cash reserves which are invested in short-term U.S. Government Agency securities. Interest earned for three months ended March 31, 2006 and 2005 was $19,000 and $10,000, respectively. The increased interest income for 2006 was primarily a result of sustained higher interest rates on short-term U.S. Government Agency securities as compared to rates in 2005.
Liquidity and Capital Resources
Zap.Com has not generated any significant revenue since its inception. As a result, the Company’s primary source of liquidity has been its initial capitalization from Zapata Corporation and two Zapata directors, and thereafter, the interest income generated on cash reserves invested in short-term US Government Agency securities. As of March 31, 2006, Zap.Com’s cash and cash equivalents were $1.8 million.
Since its inception, the Company has utilized services of the management and staff and office space of its majority stockholder, Zapata Corporation, under a shared services agreement that allocated these costs. Effective May 1, 2000, Zapata has waived its rights under the services agreements to be reimbursed these costs. For the three months ended March 31, 2006 and 2005, the Company recorded approximately $3,000 and $3,000, respectively, as contributed capital for these services. Should Zapata not renew its waiver, Zap.Com may incur future cash payments under the shared services agreement.
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
Cash Flows
Cash used in operating activities was $2,000 for the three months ended March 31, 2006 as compared to cash used of $28,000 for the comparable period of the prior year. The decrease in cash used in operating activities resulted in timing of payments made for accrued liabilities and interest payments received on cash reserves.

For the three months ended March 31, 2006 and 2005, the Company had no cash flows from investing or financing activities.
Critical Accounting Policies
As of March 31, 2006, the Company’s consolidated critical accounting policies and estimates have not changed materially from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Off-Balance Sheet Arrangements
As of March 31, 2006, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial position, results of operations or cash flows.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risks relating to the Company’s operations result primarily from changes in interest rates. The Company invests its cash and cash equivalents in short-term US Government Agency securities with maturities generally not more than 90 days. Due to the short duration and conservative nature of these instruments, the Company does not believe that the value of these instruments have a material exposure to interest rate risk. However, changes in interest rates do affect the investment income the Company earns on its cash equivalents and marketable securities and, therefore, impacts its cash flows and results of operations. Accordingly, there is inherent roll-over risk for the Company’s investment grade securities as they mature and are renewed at current market rates. Using the investment grade security balance of $1.8 million at March 31, 2006 as a hypothetical constant cash balance, an adverse change of 1% in interest rates would decrease interest income by approximately $5,000 during a three month period.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of March 31, 2006, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Controls Over Financial Reporting
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended March 31, 2006. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended March 31, 2006 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Part II – OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 1A. Risk Factors
As of March 31, 2006, the Company’s risk factors have not changed materially from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
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

ZAP.COM CORPORATION (Registrant)
May 8, 2006
By:	/s/ LEONARD DISALVO
(Vice President and
Chief Financial Officer)