Form 10-K
period 2006-12-31
ZAP COM CORP
filed 2007-03-13
CIK 1083243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
TITLE OF EACH CLASS:
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  or  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  or  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  or  No ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☑  or  No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was $176,800. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, corporate officers and holders of 10% or more of the Company’s common stock. As of March 1, 2007, the Registrant had outstanding 50,004,474 shares common stock, $0.001 par value.

Documents Incorporated By Reference:

Portions of the Company’s Information Statement to be delivered to the Company’s shareholders in connection with the Company’s 2006 Annual Meeting of Stockholders, which the Company plans to file with the Securities and Exchange Commission pursuant to regulation 14C promulgated under the Securities Exchange Act of 1934, on or prior to May 1, 2007, are incorporated by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.

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

Available Information

The Company files annual, quarterly and current reports and other information with the SEC. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed under the Exchange Act, as well as Section 16 filings by officers and directors, are available free of charge at www.sec.gov as soon as reasonably practicable after they are filed with the SEC. The Company will provide a copy of these documents to stockholders upon request. The Company does not maintain a website.

In addition, the public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at its website.

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

Regulatory Matters

The Company does not yet know what business it will enter as this is dependent on which target acquisition it determines to purchase; however, all industries have generally become increasingly regulated in recent years. The Company is likely to be subject to the various State, Federal, and local laws, rules, regulations and acts once it pursues an acquisition and commences active business operations.

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

To date, there has been only a limited public market for our common stock. Our common stock is currently quoted on the OTCBB. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of our stock. Our stock is subject to the low-priced security or so called “penny stock” rules of the SEC that impose additional sales practice requirements on broker/dealers who sell such securities. Some of such requirements are discussed below.

A broker/dealer selling “penny stocks” must, at least two business (2) days prior to effecting a customer’s first transaction in a “penny stock,” provide the customer with a document containing information mandated by the SEC regarding the risks of investing in our stock, and the broker/dealer must receive a signed and dated written acknowledgement of the customer’s receipt of that document prior to effecting a customer’s first transaction in a “penny stock.”

Subject to limited exceptions, a broker/dealer must obtain information from a customer concerning the customer’s financial situation, investment experience and investment objectives and, based on the information and any other information known by the broker/dealer, the broker/dealer must reasonably determine that transactions in “penny stocks” are suitable for the customer, that the customer has sufficient knowledge and experience in financial matters, and that the customer reasonably may be expected to be capable of evaluating the risks of transactions in “penny stocks.” A broker/dealer must, at least two business (2) days prior to effecting a customer’s first purchase of a “penny stock” send a statement of this determination, together with other disclosures required by the SEC, to the customer, and the broker/dealer must receive a signed and dated copy of the statement prior to effecting the customer’s first purchase of a “penny stock.”

Subject to limited exceptions, a broker/dealer must also, at least two business (2) days prior to effecting a customer’s purchase of a “penny stock,” deliver to the customer an agreement to the transaction that sets forth the identity and quantity of the “penny stock” to be purchased, and the broker/dealer must receive the customer’s agreement to the transaction prior to effecting the transaction.

A broker/dealer must also, orally or in writing, disclose prior to effecting a customer’s transaction in a “penny stock” (and thereafter confirm in writing):

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

In addition, our executive officers also are directors, officers or employees of Zapata and, in most cases, either own, or hold an option to purchase, equity securities of Zapata. In addition, the Malcolm I. Glazer Family Limited Partnership, controls and beneficially owns approximately 51 percent of Zapata’s outstanding common stock. As a result, these executive officers and the Malcolm I. Glazer Family Limited Partnership has inherent potential conflicts of interest when making decisions related to transactions between Zapata and us. Zapata’s ability to control matters listed above together with the potential conflicts of interest of its executive officers who also serve as executive officers of Zap.Com and our Chairman of the Board could adversely affect the trading price and liquidity of our common stock. These factors could limit the price that investors might be willing to pay for our common stock in the future.

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

Market Information and Dividends

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

The following table presents quarterly high and low bid information for the Company’s common stock reported by the OTCBB for the quarter ended on:

	12/31/06	9/30/06	6/30/06	3/31/06	12/31/05	9/30/05	6/30/05	3/31/05

High bid	$0.18	$0.18	$0.18	$0.20	$0.17	$0.13	$0.13	$0.10
Low bid	0.18	0.18	0.18	0.13	0.13	0.12	0.10	0.08

As of March 1, 2007, there were approximately 1,370 holders of record of our common stock. This number does not include the stockholders for whom shares are held in a “nominee” or “street” name.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2006, with respect to compensation plans under which equity securities of the Company are authorized for issuance:

	Number of Securities to be	Weighted-Average	Number of Securities Remaining
	Issued Upon Exercise of	Exercise Price of	Available for Future Issuance Under
	Outstanding Options,	Outstanding Options,	Equity Compensation Plans (Excluding
Plan Category	Warrants and Rights	Warrants and Rights	Securities Reflected in Column (a))

Equity compensation plans approved by security holders	511,300	$0.08	2,488,700
Equity compensation plans not approved by security holders	—	—	—
Total	511,300	$0.08	2,488,700

Performance Graph

The Commission requires a five-year comparison of the cumulative total return of the Company’s Common Stock with that of (1) a broad equity market index and (2) a published industry or line-of-business index, or index of peer companies with similar market capitalization. Pursuant to the Commission’s rules, the graph presented below includes comparisons of the performance (on a cumulative total return basis) of the Company’s Common Stock with the Russell 2000 Index and the RDG Internet Composite.

The stock price performance on the following graph does not necessarily indicate of future performance. The stock performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference the Information Statement into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this graph by reference, and it shall not otherwise be deemed filed.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among ZAP.COM Corporation, The Russell 2000 Index
And The RDG Internet Composite Index

*	$100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

	12/01	12/02	12/03	12/04	12/05	12/06
ZAP.COM Corporation	100.00	21.05	84.21	42.11	89.47	94.74
Russell 2000	100.00	79.52	117.09	138.55	144.86	171.47
RDG Internet Composite	100.00	74.19	104.93	116.40	114.29	126.71

Item 6.	Selected Financial Data

The following tables set forth certain selected financial data derived from Zap.Com’s financial statements for the periods and as of the dates presented. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in Item 7 of this report.

	For the Year Ended December 31,
	2006	2005	2004	2003	2002

Income Statement Data:
Revenues	$—	$—	$—	$—	$—
Loss from operations	(133,135)	(132,279)	(165,741)	(125,214)	(154,416)
Interest income	83,947	53,784	23,744	21,603	34,148
Net loss	(49,188)	(78,495)	(141,997)	(103,611)	(120,268)
Per share data (basic and diluted) Net loss per share	(.00)	(.00)	(.00)	(.00)	(.00)
Weighted average common shares and common share equivalents outstanding	50,004,474	50,004,474	50,004,474	50,004,474	50,004,474

	December 31,
	2006	2005	2004	2003	2002

Balance Sheet Data:
Cash and cash equivalents	$1,724,351	$1,758,501	$1,814,887	$1,910,345	$2,063,812
Total assets	1,728,350	1,765,676	1,825,373	1,953,622	2,087,801
Total liabilities	52,618	67,271	61,079	60,783	103,754
Total stockholders’ equity	1,675,732	1,698,405	1,764,294	1,892,839	1,984,047

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Results of Operations

For the year ended December 31, 2006, Zap.Com recorded a net loss of $49,000. Since inception (which commenced on April 2, 1998), Zap.Com has incurred a cumulative net loss of $9.2 million, primarily for costs associated with the development and implementation of the ZapNetwork, the ZapBox, and the public registration of Zap.Com’s common stock.

For the year ended December 31, 2006 as compared to the year ended December 31, 2005, operations consisted of the following:

Revenues.  Zap.Com did not generate any revenues for years ended December 31, 2006 and 2005.

Cost of revenues.  As a result of ceasing all Internet operations, Zap.Com incurred no cost of revenues for the years ended December 31, 2006 and 2005.

General and administrative.  General and administrative expenses consist primarily of legal and accounting services, insurance premiums, printing and filing costs, costs allocated by Zapata pursuant to a services agreement, and various other costs. General and administrative expenses for the year ended December 31, 2006 were $133,000 as compared to $132,000 for the year ended December 31, 2005. Though general and administrative services held relatively constant, in 2006 the Company experienced $13,000 in stock-based compensation charges after implementing SFAS 123(R), offset by a decrease of $12,000 in insurance premiums and auditing fees.

Interest income.  Interest income is generated on cash reserves which are invested in short-term U.S. Government Agency securities. Interest earned for the year ended December 31, 2006 and 2005 was $84,000 and $54,000, respectively. The increased interest income for 2006 was primarily a result of sustained higher interest rates on short-term U.S. Government Agency securities as compared to rates in 2006.

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

Liquidity and Capital Resources

Zap.Com has not generated any significant revenue since its inception. As a result, the Company’s primary source of liquidity has been its initial capitalization from Zapata Corporation and two Zapata directors, and thereafter, the interest income generated on cash reserves invested in short-term US Government Agency securities. As of December 31, 2006, Zap.Com’s cash and cash equivalents were $1.7 million.

Since its inception, the Company has utilized services of the management and staff and office space of its majority stockholder, Zapata Corporation, under a shared services agreement that allocated these costs. Effective May 1, 2000, Zapata has waived its rights under the services agreements to be reimbursed these costs. For each of the years ended December 31, 2006, 2005, and 2004 the Company recorded approximately $13,000, respectively, as contributed capital for these services. Zapata has renewed the waiver through December 31, 2007. However, should Zapata not renew its waiver, Zap.Com may incur future cash payments under the shared services agreement.

The Company does not have any contractual obligations as of December 31, 2006 that have or are reasonably likely to have a current or future material effect on the Company’s financial position, results of operations or cash flows.

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

Cash Flows

Cash used in operating activities was $34,000 for the year ended December 31, 2006 as compared to $56,000 for the year ended December 31, 2005. The decrease in cash used in operating activities resulted primarily from a year over year decrease net loss recognized by the Company, partially offset by the timing of payments of accrued liabilities during the current year as compared to the prior year.

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

For the years ended December 31, 2006, 2005 and 2004, the Company had no cash flows from investing or financing activities.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect the effect of this pronouncement to have a material effect on its financial statements.

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

Valuation allowances for deferred income taxes.  The Company reduces its deferred tax assets to an amount that it believes is more likely than not to be realized. In so doing, the Company estimates future taxable income in determining if any valuation allowance is necessary. As a result, the Company had a full valuation allowance against the deferred tax assets as of December 31, 2006.

Impairment of long-lived assets.  Zap.Com reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on Zap.Com’s ability to recover the carrying value of the asset from the expected future cash flows. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement requires management to estimate future cash flows and the fair value of long-lived assets. As of December 31, 2006, Zap.Com’s long-lived assets had no net value.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of December 31, 2006 that have or are reasonably likely to have a current or future material effect on the Company’s financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates. The Company invests its cash and cash equivalents in short-term U.S. Government Agency securities with maturities generally not more than 90 days. Due to the short duration and conservative nature of these instruments, the Company does not believe that the value of these instruments have a material exposure to interest rate risk. However, changes in interest rates do affect the investment income the Company earns on its cash equivalents and marketable securities and, therefore, impacts its cash flows and results of operations. Accordingly, there is inherent roll-over risk for the Company’s investment grade securities as they mature and are renewed at current market rates. Using the investment grade security balance of $1.7 million at December 31, 2006 as a hypothetical constant cash balance, an adverse change of 1% in interest rates would decrease interest income by approximately $17,000 during a twelve-month period.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Zap.Com Corporation:

In our opinion, the accompanying balance sheets and the related statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Zap.Com Corporation at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 — Significant Accounting Policies to the consolidated financial statements, as of January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment.

PricewaterhouseCoopers
Rochester, New York
March 13, 2007

ZAP.COM CORPORATION

BALANCE SHEETS

	December 31,	December 31,
	2006	2005

ASSETS:
Current assets:
Cash and cash equivalents	$1,724,351	$1,758,501
Other receivables	3,151	5,235
Prepaid assets	848	1,638

Total current assets	1,728,350	1,765,374
Property and equipment, net of accumulated depreciation of $4,267 and $3,965	—	302

Total assets	$1,728,350	$1,765,676

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$10,018	$21
Accrued liabilities	42,600	67,250

Total current liabilities	52,618	67,271

Commitments & Contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value, 150,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 1,500,000,000 shares authorized; 50,004,474 shares issued and outstanding	50,004	50,004
Additional paid in capital	10,872,515	10,846,000
Accumulated deficit	(9,246,787)	(9,197,599)

Total stockholders’ equity	1,675,732	1,698,405

Total liabilities and stockholders’ equity	$1,728,350	$1,765,676

The accompanying notes are an integral part of these financial statements.

ZAP.COM CORPORATION

STATEMENTS OF OPERATIONS

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—
Operating expenses:
General and administrative	133,135	132,279	165,741

Total operating expenses	133,135	132,279	165,741

Loss from operations	(133,135)	(132,279)	(165,741)
Interest income	83,947	53,784	23,744

Loss before income taxes	(49,188)	(78,495)	(141,997)
Income taxes	—	—	—

Net loss	$(49,188)	$(78,495)	$(141,997)

Per share data (basic and diluted):
Net loss per share	$(.00)	$(.00)	$(.00)

Weighted average number of common shares and common share equivalents outstanding	50,004,474	50,004,474	50,004,474

The accompanying notes are an integral part of these financial statements.

ZAP.COM CORPORATION

STATEMENTS OF CASH FLOWS

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Cash flows from operating activities:
Net loss	$(49,188)	$(78,495)	$(141,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	302	609	609
Contributed capital from Zapata for unreimbursed management services and rent	13,019	12,606	13,452
Stock-based compensation	13,496	—	—
Changes in assets and liabilities:
Other receivables	2,084	(4,032)	7,204
Prepaid expenses	790	6,734	24,978
Accounts payable	9,997	(712)	(1,752)
Accrued liabilities	(24,650)	6,904	2,048

Total adjustments	15,038	22,109	46,539

Net cash used in operating activities	(34,150)	(56,386)	(95,458)

Net change in cash and cash equivalents	(34,150)	(56,386)	(95,458)
Cash and cash equivalents at beginning of period	1,758,501	1,814,887	1,910,345

Cash and cash equivalents at end of period	$1,724,351	$1,758,501	$1,814,887

The accompanying notes are an integral part of these financial statements.

ZAP.COM CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2003	50,004,474	$50,004	$10,819,942	$(8,977,107)	$1,892,839
Contributed capital from Zapata for unreimbursed management services and rent	—	—	13,452	—	13,452
Net loss	—	—	—	(141,997)	(141,997)

Balance, December 31, 2004	50,004,474	$50,004	$10,833,394	$(9,119,104)	$1,764,294

Contributed capital from Zapata for unreimbursed management services and rent	—	—	12,606	—	12,606
Net loss	—	—	—	(78,495)	(78,495)

Balance, December 31, 2005	50,004,474	$50,004	$10,846,000	$(9,197,599)	$1,698,405

Contributed capital from Zapata for unreimbursed management services and rent	—	—	13,019	—	13,019
Stock-based compensation	—	—	13,496	—	13,496
Net loss	—	—	—	(49,188)	(49,188)

Balance, December 31, 2006	50,004,474	$50,004	$10,872,515	$(9,246,787)	$1,675,732

The accompanying notes are an integral part of these financial statements.

ZAP.COM CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1.	Business and Organization

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

Note 2.  Significant Accounting Policies

Basis of Presentation

General and administrative expenses reflected in the financial statements include allocations of certain corporate expenses from Zapata for management services and rent provided under a Shared Services Agreement. Management believes these allocations were made on a reasonable basis; however, they do not necessarily equal the costs that would have been or will be incurred by the Company prospectively. Zapata has waived its rights to receive these reimbursements since May 1, 2000. The Company records these waived amounts as contributed capital. See Note 8.

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

Income Taxes

The Company utilizes the liability method to account for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax-reporting basis of assets and liabilities, and operating loss and tax credit carry forwards for tax purposes. The Company is included in Zapata’s consolidated U.S. federal income tax return. The Zap.Com income tax provision is calculated under the separate return method and allocated to the Company based on its stand-alone contribution of taxable income to consolidated taxable income.

A valuation allowance is provided to reduce deferred tax assets to a level which, more likely than not, will be realized. Primary factors considered by management to determine the size of the allowance include the estimated taxable income level for future years and the limitations on the use of such carry forwards and expiration dates.

Share Based Payment

At December 31, 2006, Zap.Com had one share-based compensation plan, which is described in more detail in Note 5. Prior to January 1, 2006, Zap.Com accounted for its plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123.” As a result, no stock-based employee compensation cost related to stock options was reflected in the Company’s statements of operations, as all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. Accordingly, share-based compensation related to stock options was only included as a pro-forma disclosure in the financial statement footnotes.

ZAP.COM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Had compensation expense for the Company’s stock option grants been recorded based on fair value at the grant date using the Black-Sholes option — pricing model, the Company’s pro forma net income and earnings per share (basic and diluted) would have been as follows:

	Year Ended December 31,
	2005	2004

Net loss, as reported	$(78,495)	$(141,997)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(9,732)	(1,622)

Pro forma net loss	$(88,227)	$(143,619)

Earnings per share:
Basic and diluted — as reported	$.00	$.00

Basic and diluted — pro forma	$.00	$.00

Effective January 1, 2006, Zap.Com adopted SFAS No. 123R, “Share-Based Payment,” using the modified prospective application transition method. Under this transition method, compensation cost in 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. As share-based compensation expense recognized in the Company’s statement of operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. Under the modified prospective application transition method, no cumulative effect of change in accounting principle charge is required for the Company, and results for prior periods have not been restated. (See above chart for the pro forma disclosures related to the year ended December 31, 2005 and 2004). SFAS No. 123R also requires excess tax benefits be reported as a financing cash inflow rather than an operating cash inflow.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect the effect of this pronouncement to have a material effect on its financial statements.

Note 3.	Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,	December 31,
	2006	2005

Accrued audit and legal costs	$9,600	$34,250
Accrued printing costs	33,000	33,000

Total accrued liabilities	$42,600	$67,250

ZAP.COM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 4.	Income Taxes

As a result of net operating losses, the Company has not recorded a provision for income taxes. The components of the deferred tax assets and related valuation allowance at December 31, 2006 and 2005 are as follows:

	December 31,	December 31,
	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$3,082,385	$3,063,302

Total deferred tax assets	3,082,385	3,063,202
Less: valuation allowance	(3,082,385)	(3,063,202)

Net deferred taxes	$—	$—

The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required. As of December 31, 2006 and 2005, Zap.Com had approximately $7.9 million of net operating loss carryforwards that will expire beginning in 2018 and through 2026. In the event there is a change of control in the ownership of Zap.Com, as defined by the Internal Revenue Code, the annual utilization of the net operating losses could be limited.

The Company has been, and expects to continue to be for the foreseeable future, a member of Zapata’s consolidated tax group. Although the Company has entered into a tax sharing and indemnity agreement with Zapata, if Zapata or members of its consolidated tax group (other than the Company) fail to pay tax liabilities arising prior to the time that the Company is no longer a member of Zapata’s consolidated tax group, the Company could be required to make payments in respect of these tax liabilities and these payments could materially adversely affect its financial condition.

Note 5.	Stock Options and Stock Issuance Plans

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

Under the 1999 Plan, 3,000,000 shares of common stock are available for awards. As of December 31, 2006, there were 2,488,700 shares available for grant under the plan. The 1999 Plan provides for the grant of any or all of the following types of awards: stock options, stock appreciation rights, stock awards, cash awards, or other rights or interests. Allocations of awards are made by the Board of Directors at its sole discretion within the provisions of the 1999 Plan. As of December 31, 2006 and 2005, there were no cash awards or other rights or interest outstanding under the plan.

Stock appreciation rights are rights to receive, without payment to Zap.Com, cash or shares of common stock with a value determined by reference to the difference between the exercise or strike price of the stock appreciation rights and the fair market value or other specified valuation of the shares at the time of exercise. Stock appreciation rights may be granted in tandem with stock options or separately. As of December 31, 2006 and 2005, there were no stock appreciation rights outstanding.

Stock awards may consist of shares of common stock and may provide for voting rights and dividend equivalent rights. The Company may specify conditions for awards, including vesting service and performance conditions. Vesting conditions may include, without limitation, provision for acceleration in the case of a

ZAP.COM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

change-in-control of Zap.Com, vesting conditions and performance conditions, including, without limitation, performance conditions based on achievement of specific business objectives, increases in specified indices and attaining specified growth measures or rates. As of December 31, 2006 and 2005, there were no stock awards outstanding.

In November 2004, Zap.Com granted stock options to its sole director, corporate secretary and certain Zapata employees under the 1999 Plan. These options vest ratably during the first three years after issuance and have five-year terms. Vesting is contingent upon continued employment with the Company. These options were issued at market price on the date of grant. The Company used the Black-Scholes option-pricing model to determine fair value of each stock option granted with the following weighted average assumptions: risk free interest rate of 2.86%, 3 year expected life, expected volatility of 442%, and no expected dividends.

Net income for the year ended December 31, 2006 included $13,000 of share-based compensation costs included in selling, general and administrative expenses in the condensed statement of income. As of December 31, 2006, there was $11,000 of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted average period of 0.8 years. Because of the Company’s loss position, a full valuation allowance has been recognized against the tax benefits associated with the adoption of this statement.

The Company had no share-based grants in the year ended December 31, 2006 or 2005. A summary of option activity as of December 31, 2006, and changes during the year then ended is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 1, 2006	511,300	$0.08
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at December 31, 2006	511,300	$0.08	2.8	$51,000

Exercisable at December 31, 2006	340,864	$0.08	2.8	$34,000

The weighted average fair value of the 2004 grants was $0.08 per stock option. No options were exercised during the years ended December 31, 2006, 2005 or 2004.

A summary of the status of the Company’s nonvested shares as of December 31, 2006 and changes during the year then ended is presented below:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2006	340,869	$0.08
Granted	—	—
Vested	170,433	$0.08
Forfeited	—	—

Nonvested at December 31, 2006	170,436	$0.08

ZAP.COM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 6.	Loss Per Share

Basic loss per share is computed by dividing the net loss by the sum of the weighted average number of shares of common stock outstanding. Diluted earnings per share is based on the potential dilution that would occur on exercise or conversion of securities into common stock. For the years ended December 31, 2006, 2005 and 2004, all outstanding stock options were excluded from the computation of diluted net loss per share because to do so would have an antidilutive effect.

Note 7.	Commitments and Contingencies

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

Note 8.	Related Party Transactions

Since its inception, the Company has utilized the services of the management and staff of its majority stockholder, Zapata Corporation, under a shared services agreement that allocated these costs on a percentage of time basis. Zap. Com also subleases its office space in Rochester, New York from Zapata Corporation. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata Corporation has waived its rights under the shared services agreement to be reimbursed for these expenses since May 2000. The Company recorded approximately $13,000 as contributed capital for services rendered for the years ended December 31, 2006, 2005 and 2004, respectively.

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

ZAP.COM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 9.	Quarterly Financial Information (Unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006

Revenues	$—	$—	$—	$—
Gross loss	—	—	—	—
Total operating expenses	29,383	44,435	38,106	21,211
Loss from operations	(29,383)	(44,435)	(38,106)	(21,211)
Interest income	18,641	20,928	22,218	22,160
Net (loss) income	(10,742)	(23,507)	(15,888)	949
Net loss per share (basic and diluted)	.00	.00	.00	.00
Weighted average shares outstanding	50,004,474	50,004,474	50,004,474	50,004,474

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

Revenues	$—	$—	$—	$—
Gross loss	—	—	—	—
Total operating expenses	29,562	35,376	48,289	19,052
Loss from operations	(29,562)	(35,376)	(48,289)	(19,052)
Interest income	10,195	12,261	14,289	17,039
Net loss	(19,367)	(23,115)	(34,000)	(2,013)
Net loss per share (basic and diluted)	.00	.00	.00	.00
Weighted average shares outstanding	50,004,474	50,004,474	50,004,474	50,004,474

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Changes in Internal Controls Over Financial Reporting

No significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended December 31, 2006 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G on Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in the Company’s Information Statement relating to its 2006 Annual Meeting of Stockholders (the “2006 Information Statement”) to be filed pursuant to Regulation 14C under the Exchange Act in response to Items 401, 405, 406, 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K under the Securities Act of 1933, as amended, and the Exchange Act (“Regulation S-K”).

Item 11.	Executive Compensation

Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2006 Information Statement in response to Items 402 and 407 of Regulation S-K, excluding the material concerning the report on executive compensation and the performance graph specified by paragraphs (k) and (l) of such Item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G of Form 10-K, the information called for by Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2006 Information Statement in response to Item 403 of Regulation S-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G of Form 10-K, the information called for by Item 13 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2006 Information Statement in response to Items 404 and 407(a) of Regulation S-K.

Item 14.	Principal Accounting Fees and Services

Pursuant to General Instruction G of Form 10-K, the information called for by Item 14 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2006 Information Statement in response to Item 9(e) of Schedule 14A.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	List of Documents Filed

(1)  Financial Statements

(2)  Financial Statement Schedules

None.

(3)  Exhibits filed as part of this report. See (b) below.

(b)	Exhibits

Exhibit
No.		Description of Exhibits

3	.1*	Restated Articles of Incorporation of Zap.Com (Exhibit No. 3.1)
3	.2*	Amended and Restated By-laws of Zap.Com (Exhibit No. 3.2)
4	.1*	Specimen Stock Certificate (Exhibit No. 4.1)
4	.2**	Amended and Restated 1999 Long-Term Incentive Plan of Zap.Com
10	.1*	Investment and Distribution Agreement between Zap.Com and Zapata (Exhibit No. 10.1)
10	.2*	Services Agreement between Zap.Com and Zapata (Exhibit No. 10.2)
10	.3*	Tax Sharing and Indemnity Agreement between Zap.Com and Zapata (Exhibit No. 10.3)
10	.4*	Registration Rights Agreement between Zap.Com and Zapata (Exhibit No. 10.4)
31.1		Certification of CEO as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of CFO as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the exhibit number referenced in parentheses and filed with Zap.Com’s Registration Statement on Form S-1 (File No. 333-76135) originally filed with the Securities and Exchange Commission on April 12, 1999, as amended.

**	Incorporated by reference to Exhibit 4.2 of Zap.Com’s Annual Report on Form 10-K for the Year Ended December 31, 2005 as filed with the Securities and Exchange Commission on March 14, 2006 (File No. 000-27729).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAP.COM CORPORATION (Registrant)

By:	/s/ Avram Glazer
Name: Avram Glazer

Title:	President and CEO

Dated: March 13, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Avram Glazer Avram Glazer	President and Chief Executive Officer (Principal Executive Officer) and Director	March 13, 2007

/s/ Leonard DiSalvo Leonard DiSalvo	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2007

INDEX TO EXHIBITS

Exhibit
No.

31.1	Certification of CEO as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002