Form 10-Q
period 2007-06-30
ZAP COM CORP
filed 2007-08-08
CIK 1083243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐                     Accelerated filer ☐                     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of August 1, 2007, the Registrant had outstanding 50,004,474 shares common stock, $0.001 par value.

ZAP.COM CORPORATION

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements and Notes
ZAP.COM CORPORATION
UNAUDITED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
ASSETS:
Current assets:
Cash and cash equivalents	$1,698,689	$1,724,351
Other receivables	3,815	3,151
Prepaid assets	283	848

Total current assets	$1,702,787	$1,728,350

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$—	$10,018
Accrued liabilities	47,251	42,600

Total current liabilities	47,251	52,618

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value, 150,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $.001 par value, 1,500,000,000 shares authorized; 50,004,474 shares issued and outstanding	50,004	50,004
Additional paid in capital	10,885,785	10,872,515
Accumulated deficit	(9,280,253)	(9,246,787)

Total stockholders’ equity	1,655,536	1,675,732

Total liabilities and stockholders’ equity	$1,702,787	$1,728,350

The accompanying notes are an integral part of these condensed financial statements.

ZAP.COM CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the	For the
	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2007	2006
Revenues	$—	$—
Cost of revenues	—	—

Gross profit	—	—
Operating expenses:
General and administrative	49,292	44,435

Total operating expenses	49,292	44,435

Loss from operations	(49,292)	(44,435)
Interest income	21,945	20,928

Loss before income taxes	(27,347)	(23,507)
Income taxes	—	—

Net loss	$(27,347)	$(23,507)

Per share data (basic and diluted):
Net loss per share	$0.00	$0.00

Weighted average number of common shares	50,004,474	50,004,474

	For the	For the
	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2007	2006
Revenues	$—	$—
Cost of revenues	—	—

Gross profit	—	—
Operating expenses:
General and administrative	77,334	73,817

Total operating expenses	77,334	73,817

Loss from operations	(77,334)	(73,817)
Interest income	43,868	39,568

Loss before income taxes	(33,466)	(34,249)
Income taxes	—	—

Net loss	$(33,466)	$(34,249)

Per share data (basic and diluted):
Net loss per share	$0.00	$0.00

Weighted average number of common shares	50,004,474	50,004,474

The accompanying notes are an integral part of these condensed financial statements.

ZAP.COM CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the	For the
	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(33,466)	$(34,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	242
Contributed capital from Zapata for unreimbursed management services and rent	6,590	6,452
Stock-based compensation	6,680	6,748
Changes in assets and liabilities:
Other receivables	(664)	943
Prepaid assets	565	1,092
Accounts payable	(10,018)	16,320
Accrued liabilities	4,651	(16,975)

Net cash used in operating activities	(25,662)	(19,427)
Cash flows from investing activities:
Purchases of short-term investments	(1,694,061)	—
Proceeds from short-term investments	1,694,061	—

Net cash from investing activities	—	—

Net change in cash and cash equivalents	(25,662)	(19,427)
Cash and cash equivalents at beginning of period	1,724,351	1,758,501

Cash and cash equivalents at end of period	$1,698,689	$1,739,074

The accompanying notes are an integral part of these condensed financial statements.

ZAP.COM CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1. Summary of Operations and Basis of Presentation
The unaudited condensed financial statements included herein have been prepared by Zap.Com Corporation (“Zap.Com” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Zap.Com believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Zap.Com’s latest Annual Report on Form 10-K filed with the SEC. The results of the operations for the three months and six months periods ended June 30, 2007 are not necessarily indicative of the results for any subsequent quarter or the entire year ending December 31, 2007.
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
Note 2. Significant Accounting Policies
Short-term Investments
At times the Company may purchase short-term investments comprised of U.S. Government securities with maturities greater than three months. As the Company has both the intent and the ability to hold these securities to maturity, they are considered held-to-maturity investments. Short-term investments are recorded at original cost plus accrued interest.
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
Note 3. Related Party Transactions
Since its inception, the Company has utilized the services of the management and staff of its majority stockholder, Zapata Corporation, under a shared services agreement that allocated these costs on a percentage of time basis. Zap. Com also subleases its office space in Rochester, New York from Zapata Corporation. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata Corporation has waived its rights under the shared services agreement to be reimbursed for these expenses since May 2000. For these services, the Company recorded contributed capital of approximately $3,000 for the three months ended June 30, 2007 and 2006, and approximately $7,000 and $6,000 for the six months ended June 30, 2007 and 2006, respectively.
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
Note 5. Stock Option Plan
Net income for the three months and six months ended June 30, 2007 included $3,000 and $7,000 of share-based compensation costs, respectively, included in selling, general and administrative expenses in the condensed statements of operations. As of June 30, 2007, there was $4,000 of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted average period less than one year. Based on current outstanding grants, total share-based compensation cost for fiscal year 2007 is expected to be approximately $11,000. Due to the Company’s loss position, a full valuation allowance has been recognized against the tax benefits associated with the adoption of this statement.
The Company had no share-based grants in the six months ended June 30, 2007 and the year ended December 31, 2006. A summary of option activity as of June 30, 2007, and changes during the six months then ended is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2007	511,300	$0.08
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at June 30, 2007	511,300	$0.08	2.3 years	$51,000

Exercisable at June 30, 2007	340,864	$0.08	2.3 years	$34,000

A summary of the status of the Company’s nonvested shares as of June 30, 2007 and changes during the six months ended June 30, 2007, is presented below:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2007	170,436	$0.08
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at June 30, 2007	170,436	$0.08

Note 6. Recently Issued Accounting Pronouncements
In September 2006 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value. This standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.” SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. This Statement provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company is in the process of evaluating this standard and therefore has not yet determined the impact that the adoption of SFAS 159 will have on its financial position, results of operations or cash flows.
Note 7. Income Taxes
On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (“FIN 48”). There was no cumulative effect as a result of applying FIN 48 and no adjustment was made to the opening balance of retained earnings. Additionally, the Company did not have any unrecognized tax benefits or accrued amounts for interest and penalties as of January 1, 2007 or June 30, 2007, respectively. The Company has been, and expects to continue to be for the foreseeable future, a member of Zapata’s consolidated tax group and is subject to federal and state income tax examinations for years after 2002.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Information Concerning Forward-Looking Statements
Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission (“Commission”), the Company’s press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation those identified from time to time in press releases and other communications with stockholders by the Company and the filings made with the Commission by the Company, such as those disclosed under the caption “Risk Factors” appearing in Item 1A of Part II of this Report and in Item 1A of Part I of the Company’s Annual Report on Form 10-K filed with the Commission, for the fiscal year ended December 31, 2006. The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. The Company assumes no obligation to update forward-looking statements or to update the reasons actual results could differ from those projected in the forward-looking statements.

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
In order to effect an acquisition or develop an new buisness, Zap.Com would most likely need additional financing. There is no assurance that any such financing will be available, or available on terms favorable or acceptable to the Company. In particular, potential third party equity investors may be unwilling to invest in Zap.Com due to Zapata’s voting control over Zap.Com and the significant potential for dilution of a potential investor’s ownership in the Company’s common stock. Zapata’s voting control may be unattractive because it makes it more difficult for a third party to acquire the Company even if a change of control could benefit the Company’s stockholders by providing them with a premium over the then current market price for their shares. If the Company raises additional funds through the issuance of equity, equity-related or debt securities, these securities may have rights, preferences or privileges senior to those of the rights of Zap.Com’s common stockholders, who would then experience dilution.
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

Results of Operations
For the three months ended June 30, 2007, Zap.Com recorded a net loss of $27,000 as compared to a net loss of $24,000 for the three months ended June 30, 2006. For the six months ended June 30, 2007, Zap.Com recorded a net loss of $33,000 as compared to a net loss of $34,000 for the six months ended June 30, 2006. Since inception (which commenced on April 2, 1998), Zap.Com has incurred a cumulative net loss of $9.3 million, primarily for costs associated with the development and implementation of the ZapNetwork, the ZapBox, and the public registration of Zap.Com’s common stock.
Revenues. Zap.Com did not generate any revenue for the three month and six month periods ended June 30, 2007 and 2006, nor does it presently have any business from which it may generate revenue in the future.
Cost of revenues. As a result of ceasing all Internet operations, Zap.Com incurred no cost of revenues for the three month and six month periods ended June 30, 2007 and 2006.
General and administrative. General and administrative expenses consist primarily of legal and accounting services, insurance premiums, printing and filing costs, salaries and wages (including costs allocated by Zapata pursuant to a services agreement), and various other costs. General and administrative expenses for the three month period ended June 30, 2007 were $49,000 as compared to $44,000 for the three month period ended June 30, 2006. For the six months ended June 30, 2007, general and administrative expenses were $77,000 as compared to $74,000 for the six months ended June 30, 2006. These increases relate primarily to an increase in professional services, partially offset by a decrease in insurance premiums recognized as compared to the prior year.
Interest Income. Interest income is generated on cash reserves which are invested in short-term U.S. Government Agency securities. Interest earned for the three months ended June 30, 2007 and 2006 was $22,000 and $21,000, respectively. Interest earned for the six months ended June 30, 2007 and 2006 was $44,000 and $40,000, respectively. The increased interest income for 2007 was primarily a result of sustained higher interest rates on short-term U.S. Government Agency securities as compared to rates in 2006.
Liquidity and Capital Resources
Zap.Com has not generated any significant revenue since its inception. As a result, the Company’s primary source of liquidity has been its initial capitalization from Zapata Corporation and two Zapata directors, and thereafter, the interest income generated on cash reserves invested in short-term US Government Agency securities. As of June 30, 2007, Zap.Com’s cash and cash equivalents were $1.7 million.
Since its inception, the Company has utilized services of the management and staff and office space of its majority stockholder, Zapata Corporation, under a shared services agreement that allocated these costs. Effective May 1, 2000, Zapata has waived its rights under the services agreements to be reimbursed for these costs. For the three months ended June 30, 2007 and 2006, the Company recorded approximately $3,000, and for the six months ended June 30, 2007 and 2006, the Company recorded approximately $7,000 and $6,000, respectively, as contributed capital for these services. Should Zapata not renew its waiver, Zap.Com may incur future cash payments under the shared services agreement.
The Company does not have any contractual obligations as of June 30, 2007 that have or are reasonably likely to have a current or future material effect on the Company’s financial position, results of operations or cash flows.
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

Cash Flows
Cash used in operating activities was $26,000 for the six months ended June 30, 2007 as compared to $19,000 for the comparable period of the prior year. The increase in cash used in operating activities is the result of timing of payments made for accounts payable and accrued liabilities.
For the six months ended June 30, 2007 and 2006, the Company had no cash used in or provided by investing or financing activities.
Recent Accounting Pronouncements
In September 2006 the FASB issued SFAS 157, “Fair Value Measurements.” SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value. This standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
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
Critical Accounting Policies
As of June 30, 2007, the Company’s consolidated critical accounting policies and estimates have not changed materially from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Off-Balance Sheet Arrangements
As of June 30, 2007, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial position, results of operations or cash flows.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risks relating to the Company’s operations result primarily from changes in interest rates. The Company invests its cash and cash equivalents and short-term investments in U.S. Government securities with maturities generally not more than 120 days. Due to the short duration and conservative nature of these instruments, the Company does not believe that the value of these instruments has a material exposure to interest rate risk. However, changes in interest rates do affect the investment income the Company earns on its cash equivalents and marketable securities and, therefore, impacts its cash flows and results of operations. Accordingly, there is inherent roll-over risk for the Company’s investment grade securities as they mature and are renewed at current market rates. Using the investment grade security balance of $1.7 million at June 30, 2007 as a hypothetical constant cash balance, an adverse change of 1% in interest rates would decrease interest income by approximately $4,000 and $9,000 during a three and six month period, respectively.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Changes in Internal Controls Over Financial Reporting
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended June 30, 2007. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended June 30, 2007 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 4T. Controls and Procedures
Not Applicable
Part II – OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 1A. Risk Factors
As of June 30, 2007, the Company’s risk factors have not changed materially from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
Zap.Com held an annual meeting of stockholders on May 30, 2007. The stockholders re-elected Avram A. Glazer as the sole director of Zap.Com. Mr. Glazer received 48,972,258 votes for his election, none against and no abstentions. The stockholders also ratified the Board of Directors’ selection of Deloitte & Touche LLP as Zap.Com’s independent public accountants. That matter was ratified with 48,972,258 votes for, none against and no abstentions.

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

ZAP.COM CORPORATION
(Registrant)
August 8, 2007
	By:	/s/ LEONARD DISALVO Vice President and
Chief Financial Officer
(on behalf of the Registrant and as
Principal Financial Officer)