Form 10-Q
period 2007-09-30
ZAP COM CORP
filed 2007-10-30
CIK 1083243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑      No ☐
As of October 26, 2007, the Registrant had outstanding 50,004,474 shares common stock, $0.001 par value.

ZAP.COM CORPORATION

PART I — UNDAUDTED FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements and Notes
ZAP.COM CORPORATION
UNAUDITED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
ASSETS:
Current assets:
Cash and cash equivalents	$46,598	$1,724,351
Short-term investments	1,636,507	—
Other receivables	4,225	3,151
Prepaid assets	—	848

Total current assets	$1,687,330	$1,728,350

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$8,554	$10,018
Accrued liabilities	42,625	42,600

Total current liabilities	51,179	52,618

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value, 150,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $.001 par value, 1,500,000,000 shares authorized; 50,004,474 shares issued and outstanding	50,004	50,004
Additional paid in capital	10,892,460	10,872,515
Accumulated deficit	(9,306,313)	(9,246,787)

Total stockholders’ equity	1,636,151	1,675,732

Total liabilities and stockholders’ equity	$1,687,330	$1,728,350

The accompanying notes are an integral part of these condensed financial statements.

ZAP.COM CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the	For the
	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2007	2006
Revenues	$—	$—
Cost of revenues	—	—

Gross profit	—	—
Operating expenses:
General and administrative	47,623	38,106

Total operating expenses	47,623	38,106

Loss from operations	(47,623)	(38,106)
Interest income	21,564	22,218

Loss before income taxes	(26,059)	(15,888)
Income taxes	—	—

Net loss	$(26,059)	$(15,888)

Per share data (basic and diluted):
Net loss per share	$0.00	$0.00

Weighted average number of common shares	50,004,474	50,004,474

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2007	2006
Revenues	$—	$—
Cost of revenues	—	—

Gross profit	—	—
Operating expenses:
General and administrative	124,957	111,924

Total operating expenses	124,957	111,924

Loss from operations	(124,957)	(111,924)
Interest income	65,431	61,787

Loss before income taxes	(59,526)	(50,137)
Income taxes	—	—

Net loss	$(59,526)	$(50,137)

Per share data (basic and diluted):
Net loss per share	$0.00	$0.00

Weighted average number of common shares	50,004,474	50,004,474

The accompanying notes are an integral part of these condensed financial statements.

ZAP.COM CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(59,526)	$(50,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	302
Contributed capital from Zapata for unreimbursed management services and rent	9,925	9,724
Stock-based compensation	10,020	10,122
Changes in assets and liabilities:
Other receivables	(1,074)	1,115
Prepaid assets	848	1,638
Accounts payable	(1,464)	(21)
Accrued liabilities	25	(16,838)

Net cash used in operating activities	(41,246)	(44,095)
Cash flows from investing activities:
Purchases of short-term investments	(3,330,568)	—
Proceeds from short-term investments	1,694,061	—

Net cash used in investing activities	(1,636,507)	—

Net change in cash and cash equivalents	(1,677,753)	(44,095)
Cash and cash equivalents at beginning of period	1,724,351	1,758,501

Cash and cash equivalents at end of period	$46,598	$1,714,406

The accompanying notes are an integral part of these condensed financial statements.

ZAP.COM CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1. Summary of Operations and Basis of Presentation
The unaudited condensed financial statements included herein have been prepared by Zap.Com Corporation (“Zap.Com” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Zap.Com believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Zap.Com’s latest Annual Report on Form 10-K filed with the SEC. The results of the operations for the three month and nine month periods ended September 30, 2007 are not necessarily indicative of the results for any subsequent quarter or the entire year ending December 31, 2007.
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
Currently, the Company has no business operations, other than complying with its reporting requirements under the Exchange Act. Zap.Com is searching for assets or businesses that it can acquire so that it can become an operating company and may also consider developing a new business suitable for its situation.
Note 2. Significant Accounting Policies
Short-term Investments
At times the Company may purchase short-term investments comprised of U.S. Government Agency securities with maturities greater than three months. As the Company has both the intent and the ability to hold these securities to maturity, they are considered held-to-maturity investments. Short-term investments are recorded at original cost plus accrued interest.
Share-Based Payments
Effective January 1, 2006, Zap.Com adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” using the modified prospective application transition method. Under this transition method, compensation cost in 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Share-based compensation expense recognized in the Company’s statement of operations is based on awards ultimately expected to vest, reduced for estimated forfeitures. SFAS No. 123R also requires excess tax benefits be reported as a financing cash inflow rather than an operating cash inflow.
Note 3. Short-Term Investments
As of September 30, 2007, the Company had one held-to-maturity investment with an original maturity greater than 90 days. Total amortized cost of short-term investments at September 30, 2007 includes approximately $4,000 of interest receivable. The Company did not have any short-term investments at December 31, 2006.

	September 30, 2007
	Amortized	Fair Market	Unrealized
	Cost	Value	Gain
Federal Home Loan Bank Discount Note – less than one year	$1,640,732	$1,678,508	$37,776

Interest on the above investment was 4.71% at September 30, 2007.
Note 4. Related Party Transactions
Since its inception, the Company has utilized the services of the management and staff of its majority stockholder, Zapata Corporation, under a shared services agreement that allocated these costs on a percentage of time basis. Zap. Com also subleases its office space in Rochester, New York from Zapata Corporation. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata Corporation has waived its rights under the shared services agreement to be reimbursed for these expenses since May 2000. For these services, the Company recorded contributed capital of approximately $3,000 for the three months ended September 30, 2007 and 2006, and approximately $10,000 for the nine months ended September 30, 2007 and 2006.
Note 5. Commitments and Contingencies
The Company has applied the disclosure provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to its agreements containing guarantee or indemnification clauses. These disclosure provisions expand those required by SFAS No. 5, “Accounting for Contingencies,” by requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in which the Company is the guarantor.
Related to its 1999 Initial Public Offering, the Company entered into transactions with Zapata Corporation which included various indemnification clauses. Such clauses were in effect prior to December 31, 2002 and are therefore grandfathered under the provisions of FIN No. 45. Accordingly, no liabilities have been recorded for the indemnification clauses in these agreements.
Note 6. Stock-Based Compensation
Net loss for the three months and nine months ended September 30, 2007 included $3,000 and $10,000 of share-based compensation costs, respectively, included in selling, general and administrative expenses in the condensed statements of operations. As of September 30, 2007, there was $1,000 of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted average period less than one year. Based on current outstanding grants, total share-based compensation cost for fiscal year 2007 is expected to be approximately $11,000.
The Company had no share-based grants in the nine months ended September 30, 2007 and the year ended December 31, 2006. A summary of option activity as of September 30, 2007, and changes during the nine months then ended is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2007	511,300	$0.08
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at September 30, 2007	511,300	$0.08	2.1 years	$51,000

Exercisable at September 30, 2007	340,864	$0.08	2.1 years	$34,000

A summary of the status of the Company’s nonvested shares as of September 30, 2007 and changes during the nine months ended September 30, 2007, is presented below:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2007	170,436	$0.08
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at September 30, 2007	170,436	$0.08

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
Note 8.   Income Taxes
On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (“FIN 48”). There was no cumulative effect as a result of applying FIN 48 and no adjustment was made to the opening balance of accumulated deficit. Additionally, the Company did not have any unrecognized tax benefits or accrued amounts for interest and penalties as of January 1, 2007 or September 30, 2007, respectively. The Company has been, and expects to continue to be for the foreseeable future, a member of Zapata’s consolidated tax group and is subject to federal and state income tax examinations for years after 2003.

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
Currently, the Company has no business operations, other than complying with its reporting requirements under the Exchange Act. Zap.Com is searching for assets or businesses that it can acquire so that it can become an operating company and may also consider developing a new business suitable for its situation.
The Company will have broad discretion in identifying and selecting both the industries and the possible acquisition candidates within those industries that it will acquire. The Company has not identified a specific industry on which it intends to focus and has no present plans, proposals, arrangements or understandings with respect to the acquisition of any specific business. There can be no assurance that the Company will be able to identify or successfully complete any acquisitions.
The Company has no preference as a general matter as to whether to use cash, debt or equity in making acquisitions and it may use a combination thereof. The form of the consideration that the Company uses for a particular acquisition will depend upon the form of consideration that the sellers of the business require and the most advantageous way for the Company to account for, or finance the acquisition. There is no assurance that any such financing will be available or available on terms favorable or acceptable to the Company.
If the Company raises additional funds through the issuance of equity or debt securities, these securities may have rights, preferences or privileges senior to those of the rights of Zap.Com’s common stockholders, who would then experience dilution. Additionally, potential third party equity investors may be unwilling to invest in Zap.Com due to Zapata’s voting control over Zap.Com and the significant potential for dilution of a potential investor’s ownership in the Company’s common stock. Zapata’s voting control may be unattractive because it makes it more difficult for a third party to acquire the Company even if a change of control could benefit the Company’s stockholders by providing them with a premium over the then current market price for their shares.
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
Results of Operations
For the three months ended September 30, 2007, Zap.Com recorded a net loss of $26,000 as compared to a net loss of $16,000 for the three months ended September 30, 2006. For the nine months ended September 30, 2007, Zap.Com recorded a net loss of $60,000 as compared to a net loss of $50,000 for the nine months ended September 30, 2006. Since inception (which commenced on April 2, 1998), Zap.Com has incurred a cumulative net loss of $9.3 million, primarily for costs associated with the development of a global network of independently owned websites, and the public registration of Zap.Com’s common stock.
Revenues and Cost of revenues. Since ceasing internet operations, Zap.Com did not generate any revenue and did not incur any cost of revenues.
General and administrative expenses. General and administrative expenses consist primarily of legal and accounting services, insurance premiums, printing and filing costs, salaries and wages (including costs allocated by Zapata pursuant to a services agreement), and various other costs. General and administrative expenses for the three month period ended September 30, 2007 were $48,000 as compared to $38,000 for the three month period ended September 30, 2006. For the nine months ended September 30, 2007, general and administrative expenses were $125,000 as compared to $112,000 for the nine months ended September 30, 2006. These increases relate primarily to increases in professional services and printing and filing costs as compared to the prior year.
Interest Income. Interest income is generated on cash reserves which are invested in short-term U.S. Government Agency securities. Interest earned for each of the three months ended September 30, 2007 and 2006 was $22,000. Interest earned for the nine months ended September 30, 2007 and 2006 was $65,000 and $62,000, respectively. The increased interest income for 2007 was primarily a result of sustained higher interest rates on short-term U.S. Government Agency securities as compared to rates in 2006.
Liquidity and Capital Resources
Zap.Com has not generated any significant revenue since its inception. As a result, the Company’s primary source of liquidity has been its initial capitalization from Zapata Corporation and two Zapata directors, and thereafter, the interest income generated on cash reserves invested in cash, cash equivalents and short-term investments. As of September 30, 2007, Zap.Com’s cash, cash equivalents, and short-term investments were $1.7 million.
Since its inception, the Company has utilized services of the management and staff and office space of its majority stockholder, Zapata Corporation, under a shared services agreement that allocated these costs. Effective May 1, 2000, Zapata has waived its rights under the services agreements to be reimbursed for these costs. For the three months ended September 30, 2007 and 2006, the Company recorded approximately $3,000, and for the nine months ended September 30, 2007 and 2006, the Company recorded approximately $10,000, as contributed capital for these services. Should Zapata not renew its waiver, Zap.Com may incur future cash payments to Zapata under the shared services agreement.
The Company does not have any contractual obligations as of September 30, 2007 that have or are reasonably likely to have a current or future material effect on the Company’s financial position, results of operations or cash flows.

Zap.Com believes that it has sufficient resources to satisfy its existing and contingent liabilities and its anticipated operating expenses for the next twelve months. Until such time as assets or a business is acquired Zap.Com expects these expenses to consist mainly of general and administrative expenses incurred in connection with maintaining its status as a publicly traded company. The Company has no commitments for capital expenditures and foresees none, except for possible future transactions. In order to effect an acquisition, however, Zap.Com may need additional financing. There is no assurance that any such financing will be available or available on the terms favorable or acceptable to the Company.
Cash Flows
Cash used in operating activities was $41,000 for the nine months ended September 30, 2007 as compared to $44,000 for the comparable period of the prior year. The decrease in cash used in operating activities is the result of timing of payments made for accounts payable and accrued liabilities.
Cash used in investing activities was $1.6 million for the nine months ended September 30, 2007 as compared to no cash used for the comparable period of the prior year. This increase in cash used in investing activities is the result of a change in the mix of cash and cash equivalents and short-term investments during the period. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents and all investments with original maturities greater than three months are classified as either short or long-term investments. The increase in cash used for investing activities is the result of a purchase of a short-term investment in the current period.
For the nine months ended September 30, 2007 and 2006, the Company had no cash flows from financing activities.
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
Critical Accounting Policies
As of September 30, 2007, the Company’s consolidated critical accounting policies and estimates have not changed materially from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Off-Balance Sheet Arrangements
As of September 30, 2007, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risks relating to the Company’s operations result primarily from changes in interest rates. The Company invests its cash and cash equivalents and short-term investments in U.S. Government Agency securities with maturities generally not more than 120 days. Due to the short duration and conservative nature of these instruments, the Company does not believe that the value of these instruments has a material exposure to interest rate risk. However, changes in interest rates do affect the investment income the Company earns on its cash equivalents and marketable securities and, therefore, impacts its cash flows and results of operations. Accordingly, there is inherent roll-over risk for the Company’s investment grade securities as they mature and are renewed at current market rates. Using the investment grade security balance of $1.7 million at September 30, 2007 as a hypothetical constant balance of cash, cash equivalents and short-term investments, an adverse change of 1% in interest rates would decrease interest income by approximately $4,000 and $13,000 during a three and nine month period, respectively.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of September 30, 2007, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Changes in Internal Controls Over Financial Reporting
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2007. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended September 30, 2007 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 4T. Controls and Procedures
Not Applicable
Part II — OTHER INFORMATION
Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
As of September 30, 2007, the Company’s risk factors have not changed materially from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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

ZAP.COM CORPORATION (Registrant)
October 30, 2007	By:	/s/ LEONARD DISALVO
Vice President and
Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)