Form 10-K
period 2007-12-31
ZAP COM CORP
filed 2008-03-07
CIK 1083243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-27729

Zap.Com Corporation
(Exact name of Registrant as specified in its charter)

Nevada	76-0571159
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Meridian Centre, Suite 350 Rochester, NY (Address of principal executive offices)	14618 (Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☑  or  No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) was $176,800. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, corporate officers and holders of 10% or more of the Company’s common stock. As of February 28, 2008, the Registrant had outstanding 50,004,474 shares common stock, $0.001 par value.

Documents Incorporated By Reference: Portions of the Company’s Information Statement to be delivered to the Company’s shareholders in connection with the Company’s 2008 Annual Meeting of Stockholders, which the Company plans to file with the Securities and Exchange Commission pursuant to regulation 14C promulgated under the Securities Exchange Act of 1934, on or prior to April 29, 2008, are incorporated by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.

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

General

Zapata Corporation (“Zapata”) formed Zap.Com Corporation (“Zap.com” or “the Company”) for the purpose of creating and operating a global network of independently owned web sites. Zapata is the holder of approximately 98 percent of Zap.Com’s outstanding common stock, and other than complying with its reporting requirements under the Exchange Act, Zap.com has no business operations. Zap.Com is searching for assets or businesses that it can acquire so that it can become an operating company and may also consider developing a new business suitable for its situation. Zap.Com’s stock is traded on the NASD’s OTC Electronic Bulletin Board under the symbol “ZPCM.”

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

The Company is categorized as a “shell company” as that term is used in the SEC’s rules. This prohibits the use of Form S-8 by a shell company, and to amend Form 8-K so as to require a shell company to report the same type of information that would be required if it were filing to register a class of securities under the Exchange Act whenever the shell company is reporting the event that caused it to cease being a shell company. Being a shell company may adversely impact the Company’s ability to offer its stock to officers, directors and consultants, and thereby make it more difficult to attract and retain qualified individuals to perform services for the Company, and it will likely increase the costs of registration compliance following the completion of a business combination.

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

Intellectual Property

Zap.Com owns certain intellectual property rights related to the Company’s previous business operations. In connection with the foregoing rights, Zap.Com currently has a patent application pending before the United States Patent and Trademark Office for a business process patent which is directed to a unique Internet-based commerce method and system underlying the business model. Zap.Com also owns various federal registrations for trademarks including ZAP.COM, and the Z design.

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

Sales of a substantial number of shares of our common stock in the future could cause the market price of our common stock to decline. As of the date of this document, we have outstanding 50,004,474 shares of common stock, of which Zapata owns 48,972,258 shares, Malcolm Glazer owns 707,907 shares, Avram Glazer owns 50,000 shares with the remainder owned by public stockholders. Additionally, we have 3,000,000 shares of common stock reserved for issuance under our 1999 Long-Term Incentive Plan. As of December 31, 2007, the company had 511,300 stock options outstanding and 2,488,700 shares available for issuance under the plan.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test our internal controls over financial reporting and to report on our assessment as to the effectiveness of these controls. Any delays or difficulty in satisfying these requirements or negative reports concerning our internal controls could adversely affect our future results of operations and our stock price.

We may in the future discover areas of our internal controls that need improvement, particularly with respect to business that we may acquire in the future. We cannot be certain that any remedial measures we take will ensure that we implement and maintain adequate internal controls over our financial reporting processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock. Failure to comply with Section 404 could potentially subject us to sanctions or investigations by the SEC, or other regulatory authorities, which could also result in a decrease in the value of our common stock.

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

The following table presents quarterly high and low bid information for the Company’s common stock reported by the OTCBB for the quarter ended on:

	12/31/07	9/30/07	6/30/07	3/31/07	12/31/06	9/30/06	6/30/06	3/31/06

High bid	$0.18	$0.18	$0.18	$0.18	$0.18	$0.18	$0.18	$0.20
Low bid	0.10	0.17	0.18	0.18	0.18	0.18	0.18	0.13

As of March 1, 2008, there were approximately 1,339 holders of record of our common stock. This number does not include the stockholders for whom shares are held in a “nominee” or “street” name.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2007, with respect to compensation plans under which equity securities of the Company are authorized for issuance:

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among ZAP.COM Corporation, The Russell 2000 Index
And The RDG Internet Composite Index

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

	12/02	12/03	12/04	12/05	12/06	12/07
ZAP.COM Corporation	100.00	400.00	200.00	425.00	450.00	250.00
Russell 2000	100.00	147.25	174.24	182.18	215.64	212.26
RDG Internet Composite	100.00	142.03	160.33	156.82	177.45	206.14

Item 6.	Selected Financial Data

The following tables set forth certain selected financial data derived from Zap.Com’s financial statements for the periods and as of the dates presented. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in Item 7 of this report.

	For the Year Ended December 31,
	2007	2006	2005	2004	2003

Income Statement Data:
Revenues	$—	$—	$—	$—	$—
Loss from operations	(160,451)	(133,135)	(132,279)	(165,741)	(125,214)
Interest income	84,902	83,947	53,784	23,744	21,603
Net loss	(75,549)	(49,188)	(78,495)	(141,997)	(103,611)
Per share data (basic and diluted) Net loss per share	(.00)	(.00)	(.00)	(.00)	(.00)
Weighted average common shares and common share equivalents outstanding	50,004,474	50,004,474	50,004,474	50,004,474	50,004,474

	December 31,
	2007	2006	2005	2004	2003

Balance Sheet Data:
Cash and cash equivalents	$1,686,624	$1,724,351	$1,758,501	$1,814,887	$1,910,345
Total assets	1,689,460	1,728,350	1,765,676	1,825,373	1,953,622
Total liabilities	60,988	52,618	67,271	61,079	60,783
Total stockholders’ equity	1,628,472	1,675,732	1,698,405	1,764,294	1,892,839

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

Zapata Corporation formed Zap.Com for the purpose of creating and operating a global network of independently owned web sites. Currently, the Company has no business operations, other than complying with its reporting requirements under the Exchange Act. Zap.Com is searching for assets or businesses that it can acquire so that it can become an operating company and may also consider developing a new business suitable for its situation.

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

Results of Operations

For the year ended December 31, 2007 as compared to the year ended December 31, 2006, operations consisted of the following:

Revenues and Cost of revenues.  Since ceasing internet operations, Zap.Com has not generated any revenue and has not incurred any cost of revenues.

General and administrative expenses.  General and administrative expenses consist primarily of legal and accounting services, insurance premiums, printing and filing costs, costs allocated by Zapata pursuant to a services agreement, and various other costs. General and administrative expenses for the year ended December 31, 2007 were $160,000 as compared to $133,000 for the year ended December 31, 2006. The increase in general and administrative expenses is due primarily to an increase in auditing fees and printing and filing costs.

Interest income.  Interest income is generated on cash reserves which are invested in short-term U.S. Government Agency securities. Interest earned for the year ended December 31, 2007 and 2006 was $85,000 and $84,000, respectively. Interest rates on short-term U.S. Government Agency securities were relatively constant for the year ended December 31, 2007 as compared to the prior year.

For the year ended December 31, 2006 as compared to the year ended December 31, 2005, operations consisted of the following:

Revenues and Cost of revenues.  Since ceasing internet operations, Zap.Com has not generated any revenue and has not incurred any cost of revenues.

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

Liquidity and Capital Resources

Zap.Com has not generated any significant revenue since its inception. As a result, the Company’s primary source of liquidity has been its initial capitalization from Zapata Corporation and two Zapata directors, and thereafter, the interest income generated on cash reserves invested in short-term US Government Agency securities. As of December 31, 2007, Zap.Com’s cash and cash equivalents were $1.7 million.

Since its inception, the Company has utilized services of the management and staff and office space of its majority stockholder, Zapata Corporation, under a shared services agreement that allocated these costs. Effective May 1, 2000, Zapata has waived its rights under the services agreements to be reimbursed these costs. For each of the years ended December 31, 2007, 2006, and 2005 the Company recorded approximately $13,000, respectively, as contributed capital for these services. Zapata has renewed the waiver through December 31, 2008. However, should Zapata not renew its waiver, Zap.Com may incur future cash payments under the shared services agreement.

The Company does not have any contractual obligations as of December 31, 2007 that have or are reasonably likely to have a current or future material effect on the Company’s financial position, results of operations or cash flows.

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

Cash Flows

Cash used in operating activities was $38,000 for the year ended December 31, 2007 as compared to $34,000 for the year ended December 31, 2006. The increase in cash used in operating activities resulted primarily from an increase in the net loss recognized by the Company, partially offset by the timing of payments of accounts payable and accrued liabilities during the current year as compared to the prior year.

Cash used in operating activities was $34,000 for the year ended December 31, 2006 as compared to $56,000 for the year ended December 31, 2005. The decrease in cash used in operating activities resulted primarily from a year over year decrease in net loss recognized by the Company, partially offset by the timing of payments of accrued liabilities during the current year as compared to the prior year.

Net cash from investing activities is the result of a purchase and a maturity of a short-term investment that was held to maturity for the year ended December 31, 2007. The Company had no cash flows from investing activities for the years ended December 31, 2006 and 2005. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents and all investments with original maturities greater than three months are classified as either short or long-term investments.

Zap.com had no cash flows from financing activities for the years ended December 31, 2007, 2006 and 2005.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (R), “Business Combinations”, and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company is in the process of evaluating this standard and therefore has not yet determined the impact, if any, that the adoption of SFAS No. 141 (R) or SFAS No. 160 will have on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.” SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15,

2007. This Statement provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company does not plan to elect the fair value option under SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value. This standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

Valuation allowances for deferred income taxes.  The Company reduces its deferred tax assets to an amount that it believes is more likely than not to be realized. In so doing, the Company estimates future taxable income in determining if any valuation allowance is necessary. As a result, the Company had a full valuation allowance against the deferred tax assets as of December 31, 2007 and 2006.

The Company also applies the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”) which establishes a single model to address accounting for uncertain tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of December 31, 2007 that have or are reasonably likely to have a current or future material effect on the Company’s financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates. The Company invests its cash and cash equivalents and short-term U.S. Government Agency securities with maturities generally not more than 90 days and 120 days, respectively. Due to the short duration and conservative nature of these instruments, the Company does not believe that the value of these instruments have a material exposure to interest rate risk. However, changes in interest rates do affect the investment income the Company earns on its cash equivalents and marketable securities and, therefore, impacts its cash flows and results of operations. Accordingly, there is inherent roll-over risk for the Company’s investment grade securities as they mature and are renewed at current market rates. Using the investment grade security balance of $1.7 million at December 31, 2007 as a hypothetical constant cash balance, an adverse change of 1% in interest rates would decrease interest income by approximately $17,000 during a twelve-month period.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Zap.Com Corporation
Rochester, New York

We have audited the accompanying balance sheet of Zap.Com Corporation (the “Company”) as of December 31, 2007, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2007 financial statements present fairly, in all material respects, the financial position of Zap.Com Corporation at December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Rochester, New York
March 7, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Zap.Com Corporation:

In our opinion, the balance sheet as of December 31, 2006 and the related statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2006 present fairly, in all material respects, the financial position of Zap.Com Corporation at December 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 — Significant Accounting Policies to the consolidated financial statements, as of January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment.

PricewaterhouseCoopers

Rochester, New York
March 13, 2007

ZAP.COM CORPORATION

BALANCE SHEETS

	December 31,	December 31,
	2007	2006

ASSETS:
Current assets:
Cash and cash equivalents	$1,686,624	$1,724,351
Other receivables	2,836	3,151
Prepaid assets	—	848

Total current assets	$1,689,460	$1,728,350

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$23,238	$10,018
Accrued liabilities	37,750	42,600

Total current liabilities	60,988	52,618

Commitments & Contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value, 150,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 1,500,000,000 shares authorized; 50,004,474 shares issued and outstanding	50,004	50,004
Additional paid in capital	10,900,804	10,872,515
Accumulated deficit	(9,322,336)	(9,246,787)

Total stockholders’ equity	1,628,472	1,675,732

Total liabilities and stockholders’ equity	$1,689,460	$1,728,350

The accompanying notes are an integral part of these financial statements.

ZAP.COM CORPORATION

STATEMENTS OF OPERATIONS

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—
Operating expenses:
General and administrative	160,451	133,135	132,279

Total operating expenses	160,451	133,135	132,279

Loss from operations	(160,451)	(133,135)	(132,279)
Interest income	84,902	83,947	53,784

Loss before income taxes	(75,549)	(49,188)	(78,495)
Income taxes	—	—	—

Net loss	$(75,549)	$(49,188)	$(78,495)

Per share data (basic and diluted):
Net loss per share	$(.00)	$(.00)	$(.00)

Weighted average number of common shares	50,004,474	50,004,474	50,004,474

The accompanying notes are an integral part of these financial statements.

ZAP.COM CORPORATION

STATEMENTS OF CASH FLOWS

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Cash flows from operating activities:
Net loss	$(75,549)	$(49,188)	$(78,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	302	609
Contributed capital from Zapata for unreimbursed management services and rent	13,260	13,019	12,606
Stock-based compensation	15,029	13,496	—
Changes in assets and liabilities:
Other receivables	315	2,084	(4,032)
Prepaid expenses	848	790	6,734
Accounts payable	13,220	9,997	(712)
Accrued liabilities	(4,850)	(24,650)	6,904

Net cash used in operating activities	(37,727)	(34,150)	(56,386)

Cash flows from investing activities
Purchases of short-term investments	(3,330,568)	—	—
Proceeds from short-term investments	3,330,568	—	—

Net cash from investing activities	—	—	—

Net change in cash and cash equivalents	(37,727)	(34,150)	(56,386)

Cash and cash equivalents at beginning of period	1,724,351	1,758,501	1,814,887

Cash and cash equivalents at end of period	$1,686,624	$1,724,351	$1,758,501

The accompanying notes are an integral part of these financial statements.

ZAP.COM CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2005	50,004,474	$50,004	$10,833,394	$(9,119,104)	$1,764,294
Contributed capital from Zapata for unreimbursed management services and rent	—	—	12,606	—	12,606
Net loss	—	—	—	(78,495)	(78,495)

Balance, December 31, 2005	50,004,474	50,004	10,846,000	(9,197,599)	1,698,405
Contributed capital from Zapata for unreimbursed management services and rent	—	—	13,019	—	13,019
Stock-based compensation	—	—	13,496	—	13,496
Net loss	—	—	—	(49,188)	(49,188)

Balance, December 31, 2006	50,004,474	50,004	10,872,515	(9,246,787)	1,675,732
Contributed capital from Zapata for unreimbursed management services and rent	—	—	13,260	—	13,260
Stock-based compensation	—	—	15,029	—	15,029
Net loss	—	—	—	(75,549)	(75,549)

Balance, December 31, 2007	50,004,474	$50,004	$10,900,804	$(9,322,336)	$1,628,472

The accompanying notes are an integral part of these financial statements.

ZAP.COM CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1.	Business and Organization

Zapata Corporation (“Zapata”) formed Zap.Com for the purpose of creating and operating a global network of independently owned web sites. Zapata is the holder of approximately 98 percent of Zap.Com’s outstanding common stock, and other than complying with its reporting requirements under the Exchange Act, Zap.com has no business operations. Zap.Com is searching for assets or businesses that it can acquire so that it can become an operating company and may also consider developing a new business suitable for its situation. Zap.Com’s stock is traded on the NASD’s OTC Electronic Bulletin Board under the symbol “ZPCM.”

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. Cash and cash equivalents represent U.S. Government Agency securities that are carried at cost, which approximates market.

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

ZAP.COM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

A valuation allowance is provided to reduce deferred tax assets to a level which, more likely than not, will be realized. Primary factors considered by management to determine the size of the allowance include the estimated taxable income level for future years and the limitations on the use of such carry forwards and expiration dates.

The Company also applies the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”) which establishes a single model to address accounting for uncertain tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Share Based Payment

At December 31, 2007, Zap.Com had one share-based compensation plan, which is described in more detail in Note 5. Prior to January 1, 2006, Zap.Com accounted for its plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123.” As a result, no stock-based employee compensation cost related to stock options was reflected in the Company’s statements of operations, as all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. Accordingly, share-based compensation related to stock options was only included as a pro-forma disclosure in the financial statement footnotes.

Had compensation expense for the Company’s stock option grants been recorded based on fair value at the grant date using the Black-Sholes option — pricing model, the Company’s pro forma net loss and loss per share (basic and diluted) would have been as follows:

Year Ended
December 31,
2005

Net loss, as reported	$(78,495)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(9,732)

Pro forma net loss	$(88,227)

Loss per share:
Basic and diluted — as reported	$.00

Basic and diluted— pro forma	$.00

Effective January 1, 2006, Zap.Com adopted SFAS No. 123R, “Share-Based Payment,” using the modified prospective application transition method. Under this transition method, compensation cost in 2006 and 2007 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. As share-based compensation expense is based on awards ultimately expected to vest, compensation expense is reduced for estimated forfeitures until such awards are fully vested. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. Under the modified prospective application transition method, no cumulative effect of change in accounting principle charge is required for the Company, and results for prior periods have not been restated. (See above chart for the pro forma disclosures related to the year

ZAP.COM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

ended December 31, 2005). SFAS No. 123R also requires excess tax benefits be reported as a financing cash inflow rather than an operating cash inflow.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (R), “Business Combinations”, and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company is in the process of evaluating this standard and therefore has not yet determined the impact, if any, that the adoption of SFAS No. 141 (R) or SFAS No. 160 will have on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.” SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. This Statement provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company does not plan to elect the fair value option under SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value. This standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3.	Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,	December 31,
	2007	2006

Accrued audit and legal costs	$250	$9,600
Accrued printing costs	37,500	33,000

Total accrued liabilities	$37,750	$42,600

ZAP.COM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 4.	Income Taxes

As a result of net operating losses, the Company has not recorded a provision for income taxes. The components of the deferred tax assets and related valuation allowance at December 31, 2007 and 2006 are as follows:

	December 31,	December 31,
	2007	2006

Deferred tax assets:
Assets and accruals not yet deductible	$25,516	$22,000
Net operating loss carryforwards	3,085,552	3,060,385

Total deferred tax assets	3,111,068	3,082,385
Less: valuation allowance	(3,111,068)	(3,082,385)

Net deferred taxes	$—	$—

The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required. As of December 31, 2007 and 2006, Zap.Com had approximately $8.0 million and $7.9, respectively, of net operating loss carryforwards as calculated under the separate return method of SFAS No. 109, “Accounting for Income Taxes”. However, in accordance with the separate return method, these amounts do not reflect Zapata Corporation’s utilization of the majority of the Zap.Com’s net operating loss carryforwards in Zapata Corporation’s 2006 consolidated tax return filing. Accordingly, Zap.Com will not recognize a significant future benefit from the utilization of its disclosed net operating losses as the majority have been utilized by Zapata Corporation in accordance with the provisions of the tax sharing agreement between the two companies. Actual net operating losses remaining as of December 31, 2007 and 2006, are approximately $19,000 and $109,000, respectively, which will expire in 2025. In the event there is a change of control in the ownership of Zap.Com, as defined by the Internal Revenue Code, the annual utilization of the net operating losses could be limited.

On January 1, 2007, the Company adopted the provisions of FIN 48. There was no cumulative effect as a result of applying FIN 48 and no adjustment was made to the opening balance of accumulated deficit. Additionally, the Company did not have any unrecognized tax benefits or accrued amounts for interest and penalties as of January 1, 2007 or December 31, 2007, respectively. Future amounts of accrued interest expense and penalties, if any, will be recorded as a component of income tax expense. The Company does not expect that the amount of unrecognized tax benefits will change significantly in the next 12 months.

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

ZAP.COM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Under the 1999 Plan, 3,000,000 shares of common stock are available for awards. As of December 31, 2007, there were 511,300 shares outstanding and 2,488,700 shares available for grant under the plan. The 1999 Plan provides for the grant of any or all of the following types of awards: stock options, stock appreciation rights, stock awards, cash awards, or other rights or interests. Allocations of awards are made by the Board of Directors at its sole discretion within the provisions of the 1999 Plan. As of December 31, 2007 and 2006, there were no cash awards or other rights or interest outstanding under the plan.

Stock appreciation rights are rights to receive, without payment to Zap.Com, cash or shares of common stock with a value determined by reference to the difference between the exercise or strike price of the stock appreciation rights and the fair market value or other specified valuation of the shares at the time of exercise. Stock appreciation rights may be granted in tandem with stock options or separately. As of December 31, 2007 and 2006, there were no stock appreciation rights outstanding.

Stock awards may consist of shares of common stock and may provide for voting rights and dividend equivalent rights. The Company may specify conditions for awards, including vesting service and performance conditions. Vesting conditions may include, without limitation, provision for acceleration in the case of a change-in-control of Zap.Com, vesting conditions and performance conditions, including, without limitation, performance conditions based on achievement of specific business objectives, increases in specified indices and attaining specified growth measures or rates. As of December 31, 2007 and 2006, there were no stock awards outstanding.

Net loss for the years ended December 31, 2007 and 2006 included approximately $15,000 and $13,000 of share-based compensation costs included in selling, general and administrative expenses in the condensed statement of income. All stock-based compensation arrangements were fully vested, and therefore, there is no unrecognized compensation cost as of December 31, 2007. Because of the Company’s loss position, a full valuation allowance has been recognized against the tax benefits associated with the adoption of this statement.

The Company had no share-based grants in the years ended December 31, 2007, 2006 or 2005. A summary of option activity as of December 31, 2007, and changes during the year then ended is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 1, 2007	511,300	$0.08
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at December 31, 2007	511,300	$0.08	1.8	$36,000

Exercisable at December 31, 2007	511,300	$0.08	1.8	$36,000

No options were exercised during the years ended December 31, 2007, 2006 or 2005.

ZAP.COM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s nonvested shares as of December 31, 2007 and changes during the year then ended is presented below:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2007	170,436	$0.08
Granted	—	—
Vested	(170,436)	$0.08
Forfeited	—	—

Nonvested at December 31, 2007	—	—

Note 6.	Loss Per Share

Basic loss per share is computed by dividing the net loss by the sum of the weighted average number of shares of common stock outstanding. Diluted earnings per share is based on the potential dilution that would occur on exercise or conversion of securities into common stock. For the years ended December 31, 2007, 2006 and 2005, all outstanding stock options were excluded from the computation of diluted net loss per share because to do so would have an antidilutive effect.

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

Since its inception, the Company has utilized the services of the management and staff of its majority stockholder, Zapata Corporation, under a shared services agreement that allocated these costs on a percentage of time basis. Zap. Com also subleases its office space in Rochester, New York from Zapata Corporation. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata Corporation has waived its rights under the shared services agreement to be reimbursed for these expenses since May 2000. The Company recorded approximately $13,000 as contributed capital for services rendered for the years ended December 31, 2007, 2006 and 2005, respectively.

ZAP.COM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 9.	Quarterly Financial Information (Unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Total operating expenses	28,042	49,292	47,623	35,494
Loss from operations	(28,042)	(49,292)	(47,623)	(35,494)
Interest income	21,923	21,945	21,564	19,470
Net loss	(6,119)	(27,347)	(26,059)	(16,024)
Net loss per share (basic and diluted)	.00	.00	.00	.00
Weighted average shares outstanding	50,004,474	50,004,474	50,004,474	50,004,474

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006

Revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Total operating expenses	29,383	44,435	38,106	21,211
Loss from operations	(29,383)	(44,435)	(38,106)	(21,211)
Interest income	18,641	20,928	22,218	22,160
Net (loss) income	(10,742)	(23,507)	(15,888)	949
Net loss per share (basic and diluted)	.00	.00	.00	.00
Weighted average shares outstanding	50,004,474	50,004,474	50,004,474	50,004,474

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management has established disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms. Such disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

Based on management’s evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only with proper authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the COSO. Based on this assessment, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2007.

Changes in Internal Controls Over Financial Reporting

No significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended December 31, 2007 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9A(T).	Controls and Procedures

Not applicable.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G on Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in the Company’s Information Statement relating to its 2008 Annual Meeting of Stockholders (the “2008 Information Statement”) to be filed pursuant to Regulation 14C under the Exchange Act in response to Items 401, 405, 406, 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K under the Securities Act of 1933, as amended, and the Exchange Act (“Regulation S-K”).

Item 11.	Executive Compensation

Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2008 Information Statement in response to Items 402 and 407 of Regulation S-K, excluding the material concerning the report on executive compensation and the performance graph specified by paragraphs (k) and (l) of such Item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G of Form 10-K, the information called for by Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2008 Information Statement in response to Item 403 of Regulation S-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G of Form 10-K, the information called for by Item 13 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2008 Information Statement in response to Items 404 and 407(a) of Regulation S-K.

Item 14.	Principal Accounting Fees and Services

Pursuant to General Instruction G of Form 10-K, the information called for by Item 14 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2008 Information Statement in response to Item 9(e) of Schedule 14A.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	List of Documents Filed

(1)  Financial Statements

(2)  Financial Statement Schedules

None.

(3)  Exhibits filed as part of this report. See (b) below.

(b)	Exhibits

Exhibit
No.		Description of Exhibits

3	.1*	Restated Articles of Incorporation of Zap.Com (Exhibit No. 3.1)
3	.2*	Amended and Restated By-laws of Zap.Com (Exhibit No. 3.2)
4	.1*	Specimen Stock Certificate (Exhibit No. 4.1)
4	.2**	Amended and Restated 1999 Long-Term Incentive Plan of Zap.Com
10	.1*	Investment and Distribution Agreement between Zap.Com and Zapata (Exhibit No. 10.1)
10	.2*	Services Agreement between Zap.Com and Zapata (Exhibit No. 10.2)
10.3		Amended and Restated Tax Sharing and Indemnity Agreement between Zap.Com and Zapata
10	.4*	Registration Rights Agreement between Zap.Com and Zapata (Exhibit No. 10.4)
31.1		Certification of CEO as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of CFO as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the exhibit number referenced in parentheses and filed with Zap.Com’s Registration Statement on Form S-1 (File No. 333-76135) originally filed with the Securities and Exchange Commission on April 12, 1999, as amended.

**	Incorporated by reference to Exhibit 4.2 of Zap.Com’s Annual Report on Form 10-K for the Year Ended December 31, 2005 as filed with the Securities and Exchange Commission on March 14, 2006 (File No. 000-27729).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAP.COM CORPORATION (Registrant)

By:	/s/ Avram Glazer
Name: Avram Glazer

Title:	President and CEO

Dated: March 7, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Avram Glazer Avram Glazer	President and Chief Executive Officer (Principal Executive Officer) and Director	March 7, 2008

/s/ Leonard DiSalvo Leonard DiSalvo	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2008

INDEX TO EXHIBITS

Exhibit
No.

10.3	Amended and Restated Tax Sharing and Indemnity Agreement between Zap.Com and Zapata
31.1	Certification of CEO as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002