Form 10-Q
period 2008-03-31
ZAP COM CORP
filed 2008-05-08
CIK 1083243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 0-27729
ZAP.COM CORPORATION
(Exact name of Registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	76-0571159 (I.R.S. Employer Identification No.)

100 Meridian Centre, Suite 350 Rochester, NY (Address of principal executive offices)	14618 (Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑   No ☐
As of May 1, 2008, the Registrant had outstanding 50,004,474 shares common stock, $0.001 par value.

ZAP.COM CORPORATION
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements and Notes
ZAP.COM CORPORATION
UNAUDITED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2008	2007

ASSETS:
Current assets:
Cash and cash equivalents	$53,686	$1,686,624
Short-term investments	1,624,574	—
Other receivables	1,625	2,836

Total current assets	$1,679,885	$1,689,460

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$12,377	$23,238
Accrued liabilities	43,850	37,750

Total current liabilities	56,227	60,988

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value, 150,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $.001 par value, 1,500,000,000 shares authorized; 50,004,474 shares issued and outstanding	50,004	50,004
Additional paid in capital	10,904,235	10,900,804
Accumulated deficit	(9,330,581)	(9,322,336)

Total stockholders’ equity	1,623,658	1,628,472

Total liabilities and stockholders’ equity	$1,679,885	$1,689,460

The accompanying notes are an integral part of these condensed financial statements.

ZAP.COM CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2008	2007

Revenues	$—	$—
Cost of revenues	—	—

Gross profit	—	—
Operating expenses:
General and administrative	30,015	28,042

Total operating expenses	30,015	28,042

Loss from operations	(30,015)	(28,042)

Other income:
Interest income	15,572	21,923
Other, net	6,198	—

Total other	21,770	21,923

Loss before income taxes	(8,245)	(6,119)

Income taxes	—	—

Net loss	$(8,245)	$(6,119)

Per share data (basic and diluted):
Net loss per share	$0.00	$0.00

Weighted average number of common shares outstanding	50,004,474	50,004,474

The accompanying notes are an integral part of these condensed financial statements.

ZAP.COM CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(8,245)	$(6,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed capital from Zapata for unreimbursed management services and rent	3,431	3,295
Stock-based compensation	—	3,340
Changes in assets and liabilities:
Other receivables	1,211	(7,457)
Prepaid assets	—	283
Accounts payable	(10,861)	(9,342)
Accrued liabilities	6,100	4,775

Total adjustments	(119)	(5,106)

Net cash used in operating activities	(8,364)	(11,225)

Cash flows from investing activities:
Purchases of short-term investments	(1,624,574)	(1,694,061)

Net cash used in investing activities	(1,624,574)	(1,694,061)

Net change in cash and cash equivalents	(1,632,938)	(1,705,286)
Cash and cash equivalents at beginning of period	1,686,624	1,724,351

Cash and cash equivalents at end of period	$53,686	$19,065

The accompanying notes are an integral part of these condensed financial statements.

ZAP.COM CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1. Summary of Operations and Basis of Presentation
The unaudited condensed financial statements included herein have been prepared by Zap.Com Corporation (“Zap.Com” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Zap.Com believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Zap.Com’s latest Annual Report on Form 10-K filed with the SEC. The results of the operations for the three months ended March 31, 2008 are not necessarily indicative of the results for any subsequent quarter or the entire year ending December 31, 2008.
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
Note 2. Short-Term Investments
The Company’s short-term investments at March 31, 2008 consisted of one U.S. Government security with a maturity date of approximately six months. As the Company has both the ability and the intent to hold this security until maturity, the short-term investment is classified as held to maturity and is stated at original cost plus interest receivable of approximately $1,600. The Company did not have any short-term investments at December 31, 2007.

	March 31, 2008
	Amortized	Fair Market	Unrealized
	Cost	Value	Loss

Federal Home Loan Bank Discount Note	$1,626,199	$1,626,067	$(132)

Interest on the above investment was 2.03% at March 31, 2008.
Note 3. Related Party Transactions
Since its inception, the Company has utilized the services of the management and staff of its majority stockholder, Zapata Corporation, under a shared services agreement that allocated these costs on a percentage of time basis. Zap. Com also subleases its office space in Rochester, New York from Zapata Corporation. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata Corporation has waived its rights under the shared services agreement to be reimbursed for these expenses since May 2000. For the three months ended March 31, 2008 and 2007, the Company recorded approximately $3,000 respectively, as contributed capital for services received.

Note 4. Commitments and Contingencies
The Company has applied the disclosure provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to its agreements containing guarantee or indemnification clauses. These disclosure provisions expand those required by Statement of Financial Accounting Standard (“SFAS”) No. 5, “Accounting for Contingencies,” by requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in which the Company is the guarantor.
Related to its 1999 Initial Public Offering, the Company entered into numerous transactions with third parties and with Zapata. Pursuant to certain of these transactions, the Company may be obligated to indemnify other parties to these agreements. These obligations include indemnifications for losses incurred by such parties arising out of the inaccuracy of representations of information supplied by the Company in connection with such transactions. These obligations existed prior to the Company’s adoption of FIN 45 therefore, the recognition requirements of FIN 45 are not applicable to these indemnifications, and the Company has continued to account for the obligations in accordance with SFAS No. 5.
Note 5. Stock Option Plan
Net loss for the three months ended March 31, 2008 included no share-based compensation costs in the condensed statements of income. Additionally, all stock-based compensation arrangements were fully vested as of January 1, 2008 and therefore, there is no unrecognized compensation cost as of March 31, 2008. Because of the Company’s loss position, a full valuation allowance has been recognized.
The Company had no share-based grants in the three months ended March 31, 2008 and the year ended December 31, 2007. A summary of option activity as of March 31, 2008, and changes during the three months then ended is presented below:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value
Outstanding at January 1, 2008	511,300	$0.08
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at March 31, 2008	511,300	$0.08	1.6	$10,000

Exercisable at March 31, 2008	511,300	$0.08	1.6	$10,000

Note 6. Recently Issued Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company is in the process of evaluating these standards and therefore has not yet determined the impact, if any, that the adoption of SFAS No. 141(R) or SFAS No. 160 will have on its financial position, results of operations or cash flows.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.” SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. This Statement provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company did not elect the fair value option under SFAS No. 159.

In September 2006 the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value. This standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On January 1, 2008, the Company adopted the provisions of SFAS 157 except as it relates to nonfinancial assets pursuant to FASB Staff Position (“FSP”) No. 157-2 as described below. The adoption of SFAS 157 did not have a material impact on the Company’s financial position, results of operations or cash flows.
In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is in the process of evaluating the effect, if any, the adoption of FSP No. 157-2 will have on its financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Information Concerning Forward-Looking Statements
Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission (“Commission”), the Company’s press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation those identified from time to time in press releases and other communications with stockholders by the Company and the filings made with the Commission by the Company, such as those disclosed under the caption “Risk Factors” appearing in Item 1A of Part II of this Report and in Item 1A of Part I of the Company’s Annual Report on Form 10-K filed with the Commission, for the fiscal year ended December 31, 2007. The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. The Company assumes no obligation to update forward-looking statements or to update the reasons actual results could differ from those projected in the forward-looking statements.
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
Results of Operations
For the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, operations consisted of the following:
Revenues. Zap.Com did not generate any revenue for the three months ended March 31, 2008 and 2007, nor does it presently have any business from which it may generate revenue in the future.
Cost of revenues. As a result of ceasing all Internet operations, Zap.Com incurred no cost of revenues for the three months ended March 31, 2008 and 2007.
General and administrative expenses. General and administrative expenses consist primarily of legal and accounting services, insurance premiums, printing and filing costs, salaries and wages (including costs allocated by Zapata pursuant to a services agreement), and various other costs. General and administrative expenses for the three months ended March 31, 2008 were $30,000 as compared to $28,000 for the three months ended March 31, 2007. This increase relates primarily to an increase in professional fees, partially offset by a decrease in stock-based compensation expense.
Interest Income. Interest income is generated on cash and short-term investments which are invested in U.S. Government securities. Interest earned for three months ended March 31, 2008 and 2007 was $16,000 and $22,000, respectively. The decreased interest income for 2008 was primarily a result of lower interest rates on U.S. Government Agency securities as compared to rates in 2007.
Liquidity and Capital Resources
Zap.Com has not generated any significant revenue since its inception. As a result, the Company’s primary source of liquidity has been its initial capitalization from Zapata and two Zapata directors, and thereafter, the interest income generated on cash reserves invested in cash, cash equivalents and short-term investments. As of March 31, 2008, Zap.Com’s cash and cash equivalents and short-term investments were $1.7 million.
Since its inception, the Company has utilized services of the management and staff and office space of its majority stockholder, Zapata Corporation, under a shared services agreement that allocated these costs. Effective May 1, 2000, Zapata has waived its rights under the services agreements to be reimbursed these costs. For the three months ended March 31, 2008 and 2007, the Company recorded approximately $3,000, respectively, as contributed capital for these services. Should Zapata not renew its waiver, Zap.Com may incur future cash payments under the shared services agreement.
The Company does not have any contractual obligations as of March 31, 2008 that have or are reasonably likely to have a current or future material effect on the Company’s financial position, results of operations or cash flows.
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
Cash Flows
Cash used in operating activities was $8,000 for the three months ended March 31, 2008 as compared to cash used of $11,000 for the comparable period of the prior year. The decrease in cash used in operating activities is the result of the timing of payments made for accrued liabilities and interest payments received on cash reserves.
Cash used in investing activities was $1.6 million for the three months ended March 31, 2008 as compared to $1.7 million cash used for the comparable period of the prior year. This decrease in cash used in investing activities is the result of a change in the mix of cash and cash equivalents and short and long-term investments during the period.
For the three months ended March 31, 2008 and 2007, the Company had no cash flows from financing activities.
Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), “Business Combinations”, and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company is in the process of evaluating these standards and therefore has not yet determined the impact, if any, that the adoption of SFAS No. 141(R) or SFAS No. 160 will have on its financial position, results of operations or cash flows.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.” SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. This Statement provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company did not elect the fair value option under SFAS No. 159.
In September 2006 the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value. This standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On January 1, 2008, the Company adopted the provisions of SFAS 157 except as it relates to nonfinancial assets pursuant to FASB Staff Position (“FSP”) No. 157-2 as described below. The adoption of SFAS 157 did not have a material impact on the Company’s financial position, results of operations or cash flows.
In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is in the process of evaluating the effect, if any, the adoption of FSP No. 157-2 will have on its financial position, results of operations or cash flows.
Critical Accounting Policies
As of March 31, 2008, the Company’s critical accounting policies and estimates have not changed materially from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Off-Balance Sheet Arrangements
As of March 31, 2008, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Market risks relating to the Company’s operations result primarily from changes in interest rates. Although, the Company invests its cash and cash equivalents and short-term investments in U.S. Government securities with maturities generally not more than one year, the Company may be exposed to interest rate risk related to its investments in such securities. Accordingly, changes in interest rates do affect the investment income the Company earns on its cash equivalents and marketable securities and, therefore, impacts its cash flows and results of operations. Specifically, there is inherent roll-over risk for the Company’s investment grade securities as they mature and are renewed at current market rates. Using the investment grade security balance of $1.7 million at March 31, 2008 as a hypothetical constant cash balance, an adverse change in interest rates of 1% or 2% over a 3 month and 12 month holding period would decrease interest income by the following:

	3 Month	12 Month
	Holding Period	Holding Period
1%	$4,000	$17,000
2%	$9,000	$34,000

Item 4T.	Controls and Procedures
Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Controls Over Financial Reporting
An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended March 31, 2008. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended March 31, 2008 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
As of March 31, 2008, the Company’s risk factors have not changed materially from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

ZAP.COM CORPORATION (Registrant)
May 8, 2008	By:	/s/ LEONARD DISALVO
Vice President and
Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)