Form 10-Q
period 2008-06-30
ZAP COM CORP
filed 2008-08-05
CIK 1083243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
REPORT: Not applicable
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑   No ☐
As of July 25, 2008, the Registrant had outstanding 50,004,474 shares common stock, $0.001 par value.

ZAP.COM CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements and Notes
ZAP.COM CORPORATION
UNAUDITED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
ASSETS:
Current assets:
Cash and cash equivalents	$90,858	$1,686,624
Short-term investments	1,525,575	—
Other receivables	9,238	2,836

Total current assets	$1,625,671	$1,689,460

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,658	$23,238
Accrued liabilities	4,350	37,750

Total current liabilities	6,008	60,988

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value, 150,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $.001 par value, 1,500,000,000 shares authorized; 50,004,474 shares issued and outstanding	50,004	50,004
Additional paid in capital	10,907,666	10,900,804
Accumulated deficit	(9,338,007)	(9,322,336)

Total stockholders’ equity	1,619,663	1,628,472

Total liabilities and stockholders’ equity	$1,625,671	$1,689,460

The accompanying notes are an integral part of these condensed financial statements.

ZAP.COM CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	—

Gross profit	—	—	—	—

Operating expenses:
General and administrative	15,663	49,292	45,677	77,334

Operating loss	(15,663)	(49,292)	(45,677)	(77,334)

Other income:
Interest income	8,237	21,945	23,809	43,868
Other, net	—	—	6,197	—

Total other income	8,237	21,945	30,006	43,868

Loss before income taxes	(7,426)	(27,347)	(15,671)	(33,466)

Income taxes	—	—	—	—

Net loss	$(7,426)	$(27,347)	$(15,671)	$(33,466)

Per share data (basic and diluted):
Net loss per share	$0.00	$0.00	$0.00	$0.00

Weighted average number of common shares	50,004,474	50,004,474	50,004,474	50,004,474

The accompanying notes are an integral part of these condensed financial statements.

ZAP.COM CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the	For the
	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(15,671)	$(33,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed capital from Zapata for unreimbursed management services and rent	6,862	6,590
Stock-based compensation	—	6,680
Changes in assets and liabilities:
Other receivables	(6,402)	(664)
Prepaid assets	—	565
Accounts payable	(21,580)	(10,018)
Accrued liabilities	(33,400)	4,651

Net cash used in operating activities	(70,191)	(25,662)

Cash flows from investing activities:
Purchases of short-term investments	(1,624,574)	(1,694,061)
Proceeds from short-term investments	98,999	1,694,061

Net cash used in investing activities	(1,525,575)	—

Net change in cash and cash equivalents	(1,595,766)	(25,662)
Cash and cash equivalents at beginning of period	1,686,624	1,724,351

Cash and cash equivalents at end of period	$90,858	$1,698,689

The accompanying notes are an integral part of these condensed financial statements.

ZAP.COM CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1. Summary of Operations and Basis of Presentation
The unaudited condensed financial statements included herein have been prepared by Zap.Com Corporation (“Zap.Com” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Zap.Com believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Zap.Com’s latest Annual Report on Form 10-K filed with the SEC. The results of the operations for the three months and six months ended June 30, 2008 are not necessarily indicative of the results for any subsequent quarter or the entire year ending December 31, 2008.
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
Note 2. Short-Term Investments
The Company’s short-term investment at June 30, 2008 consisted of one U.S. Government agency security with a maturity date of approximately two months. As the Company has both the ability and the intent to hold this security until maturity, the short-term investment is classified as held to maturity and is stated at original cost plus interest receivable of approximately $9,200. The Company did not have any short-term investments at December 31, 2007.

	June 30, 2008
	Amortized	Fair Market	Unrealized
	Cost	Value	Loss

Federal Home Loan Bank Discount Note	$1,534,813	$1,533,757	$(1,056)

Interest on the above investment was 2.03% at June 30, 2008.
Due to recent market conditions and in an effort to preserve principal, the Company liquidated the above U.S. Government agency security in July 2008, and invested all of its funds into U.S. Treasury securities. Although Treasury securities generally have lower yields, they are fully insured by the U.S. Government against risk of loss. On the date of liquidation, the Company realized a loss of approximately $1,100.

Note 3. Accrued Liabilities
Accrued liabilities consist of the following:

	June 30,	December 31,
	2008	2007
Accrued professional fees	$4,350	$250
Accrued printing costs	—	37,500

Total accrued liabilities	$4,350	$37,750

Note 4. Related Party Transactions
Since its inception, the Company has utilized the services of the management and staff of its majority stockholder, Zapata Corporation, under a shared services agreement that allocated these costs on a percentage of time basis. Zap. Com also subleases its office space in Rochester, New York from Zapata Corporation. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata Corporation has waived its rights under the shared services agreement to be reimbursed for these expenses since May 2000. For these services, the Company recorded contributed capital of approximately $3,000 for the three months ended June 30, 2008 and 2007, and approximately $7,000 for the six months ended June 30, 2008 and 2007, respectively.
Note 5. Commitments and Contingencies
The Company has applied the disclosure provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to its agreements containing guarantee or indemnification clauses. These disclosure provisions expand those required by Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” by requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in which the Company is the guarantor.
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
Note 6. Stock Option Plan
Net loss for the three and six months ended June 30, 2008 and 2007 included $0 and $3,000, and $0 and $7,000, respectively, of share-based compensation costs in the condensed statements of operations. Additionally, all stock-based compensation arrangements were fully vested as of January 1, 2008 and therefore, there is no unrecognized compensation cost as of June 30, 2008. Based on current grants, total share-based compensation cost for fiscal year 2008 is expected to be zero. Because of the Company’s loss position, a full valuation allowance has been recognized.
The Company had no share-based grants in the six months ended June 30, 2008 and the year ended December 31, 2007. A summary of option activity as of June 30, 2008, and changes during the six months then ended is presented below:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
Outstanding at January 1, 2008	511,300	$0.08
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at June 30, 2008	511,300	$0.08	1.3 years	$—

Exercisable at June 30, 2008	511,300	$0.08	1.3 years	$—

Note 7. Recently Issued Accounting Pronouncements
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
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value. This standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On January 1, 2008, the Company adopted the provisions of SFAS 157 except as it relates to nonfinancial assets pursuant to FASB Staff Position (“FSP”) No. 157-2 as described below. The adoption of SFAS 157 did not have a material impact on the Company’s financial position, results of operations or cash flows.
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
The Company is categorized as a “shell company” as that term is used in the SEC’s rules. These rules prohibit the use of Form S-8 by a shell company, and require a shell company to file a Form 8-K to report the same type of information that would be required if it were filing to register a class of securities under the Exchange Act whenever the shell company is reporting the event that caused it to cease being a shell company. Being a shell company may adversely impact the Company’s ability to offer its stock to officers, directors and consultants, and thereby make it more difficult to attract and retain qualified individuals to perform services for the Company, and it will likely increase the costs of registration compliance following the completion of a business combination.
Results of Operations
For the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007, operations consisted of the following:
Revenues. Zap.Com did not generate any revenue for the three month and six month periods ended June 30, 2008 and 2007, nor does it presently have any business from which it may generate revenue in the future.
Cost of revenues. As a result of ceasing all Internet operations, Zap.Com incurred no cost of revenues for the three month and six month periods ended June 30, 2008 and 2007.

General and administrative expenses. General and administrative expenses consist primarily of legal and accounting services, insurance premiums, printing and filing costs, salaries and wages (including costs allocated by Zapata pursuant to a services agreement), and various other costs. General and administrative expenses for the three month period ended June 30, 2008 were $16,000 as compared to $49,000 for the three month period ended June 30, 2007. For the six months ended June 30, 2008, general and administrative expenses were $46,000 as compared to $77,000 for the six months ended June 30, 2007. These decreases relate primarily to a decrease in costs associated with the printing and mailing of the Company’s annual report.
Interest Income. Interest income is generated on cash reserves which are invested in short-term U.S. Government agency securities. Interest earned for the three months ended June 30, 2008 and 2007 was $8,000 and $22,000, respectively. Interest earned for the six months ended June 30, 2008 and 2007 was $24,000 and $44,000, respectively. The decreased interest income for 2008 was primarily a result of lower interest rates on short-term U.S. Government agency securities as compared to rates in 2007. Due to recent market conditions and in an effort to preserve principal, the Company liquidated its short-term U.S. Government agency security in July 2008, and invested all of its funds into U.S. Treasury securities. On the date of liquidation, the Company realized a loss of approximately $1,100. Although Treasury securities generally have lower yields, they are fully insured by the U.S. Government against risk of loss. Accordingly, while the Company’s funds are invested in Treasury securities, interest income will be less than it would have been before this change.
Liquidity and Capital Resources
Zap.Com has not generated any significant revenue since its inception. As a result, the Company’s primary source of liquidity has been its initial capitalization from Zapata and two Zapata directors, and thereafter, the interest income generated on cash reserves invested in cash, cash equivalents and short-term investments. As of June 30, 2008, Zap.Com’s cash, cash equivalents and short-term investments were $1.6 million.
Since its inception, the Company has utilized services of the management and staff and office space of its majority stockholder, Zapata Corporation, under a shared services agreement that allocated these costs. Effective May 1, 2000, Zapata has waived its rights under the services agreements to be reimbursed these costs. For the three months ended June 30, 2008 and 2007, the Company recorded approximately $3,000, and for the six months ended June 30, 2008 and 2007, the Company recorded approximately $7,000, respectively, as contributed capital for these services. Should Zapata not renew its waiver, Zap.Com may incur future cash payments under the shared services agreement.
The Company does not have any contractual obligations as of June 30, 2008 that have or are reasonably likely to have a current or future material effect on the Company’s financial position, results of operations or cash flows.
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
Cash Flows
Cash used in operating activities was $70,000 for the six months ended June 30, 2008 as compared to $26,000 for the comparable period of the prior year. The increase in cash used in operating activities is the result of the timing of payments made for accrued liabilities and interest payments received on cash reserves.
Cash used in investing activities was $1.5 million for the six months ended June 30, 2008 as compared to no cash used for the comparable period of the prior year. This increase in cash used in investing activities is the result of a change in the mix of cash and cash equivalents and short and long-term investments during the period. For the six months ended June 30, 2008 and 2007, the Company had no cash flows from financing activities.

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
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value. This standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On January 1, 2008, the Company adopted the provisions of SFAS 157 except as it relates to nonfinancial assets pursuant to FASB Staff Position (“FSP”) No. 157-2 as described below. The adoption of SFAS 157 did not have a material impact on the Company’s financial position, results of operations or cash flows.
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
Critical Accounting Policies
As of June 30, 2008, the Company’s consolidated critical accounting policies and estimates have not changed materially from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Off-Balance Sheet Arrangements
As of June 30, 2008, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risks relating to the Company’s operations result primarily from changes in interest rates. Although, the Company invests its cash, cash equivalents and short-term investments in U.S. Government agency securities and Treasury securities with maturities generally not more than one year, the Company may be exposed to interest rate risk related to its investments in such securities. Accordingly, changes in interest rates do affect the investment income the Company earns on its cash equivalents and marketable securities and, therefore, impacts its cash flows and results of operations. Specifically, there is inherent roll-over risk for the Company’s investment grade securities as they mature and are renewed at current market rates. Using the investment grade security balance of $1.6 million at June 30, 2008 as a hypothetical constant cash balance, an adverse change in interest rates of 1% over a 3 month and 12 month holding period would decrease interest income by the following:

	3 Month	12 Month
	Holding Period	Holding Period
1%	$4,000	$16,000
Item 4T. Controls and Procedures
Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Controls Over Financial Reporting
An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended June 30, 2008. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended June 30, 2008 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Part II — OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 1A. Risk Factors
As of June 30, 2008, the Company’s risk factors have not changed materially from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
Zap.Com held an annual meeting of stockholders on June 17, 2008. The stockholders re-elected Avram A. Glazer as the sole director of Zap.Com. Mr. Glazer received 48,972,258 votes for his election, none against and no abstentions. The stockholders also ratified the Board of Directors’ selection of Deloitte & Touche LLP as Zap.Com’s independent registered public accountants. That matter was ratified with 48,972,258 votes for, none against and no abstentions.
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
August 5, 2008
By:	/s/ LEONARD DISALVO
Vice President and
Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)