Form 10-Q
period 2008-09-30
ZAP COM CORP
filed 2008-11-04
CIK 1083243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of October 31, 2008, the Registrant had outstanding 50,004,474 shares common stock, $0.001 par value.

ZAP.COM CORPORATION

PART I — UNDAUDTED FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements and Notes
ZAP.COM CORPORATION
UNAUDITED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2008	2007

ASSETS:
Current assets:
Cash and cash equivalents	$2,736	$1,686,624
Short-Term investments	1,603,766	—
Other receivables	4,390	2,836

Total current assets	$1,610,892	$1,689,460

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,383	$23,238
Accrued liabilities	—	37,750

Total current liabilities	1,383	60,988

Commitments and Contingencies (Note 5)

Stockholders’ Equity:
Preferred stock, $0.01 par value, 150,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $.001 par value, 1,500,000,000 shares authorized; 50,004,474 shares issued and outstanding	50,004	50,004
Additional paid in capital	10,911,097	10,900,804
Accumulated deficit	(9,351,592)	(9,322,336)

Total stockholders’ equity	1,609,509	1,628,472

Total liabilities and stockholders’ equity	$1,610,892	$1,689,460

The accompanying notes are an integral part of these condensed financial statements.

ZAP.COM CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	—

Gross profit	—	—	—	—

Operating expenses:
General and administrative	18,174	47,623	63,851	124,957

Operating loss	(18,174)	(47,623)	(63,851)	(124,957)

Other income:
Interest income	4,589	21,564	28,398	65,431
Other, net	—	—	6,197	—

Total other income	4,589	21,564	34,595	65,431

Loss before income taxes	(13,585)	(26,059)	(29,256)	(59,526)

Income taxes	—	—	—	—

Net loss	$(13,585)	$(26,059)	$(29,256)	$(59,526)

Per share data (basic and diluted):
Net loss per share	$0.00	$0.00	$0.00	$0.00

Weighted average number of common shares	50,004,474	50,004,474	50,004,474	50,004,474

The accompanying notes are an integral part of these condensed financial statements.

ZAP.COM CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(29,256)	$(59,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed capital from Zapata for unreimbursed management services and rent	10,293	9,925
Stock-based compensation	—	10,020
Changes in assets and liabilities:
Other receivables	(1,554)	(1,074)
Prepaid assets	—	848
Accounts payable	(21,855)	(1,464)
Accrued liabilities	(37,750)	25

Net cash used in operating activities	(80,122)	(41,246)

Cash flows from investing activities:
Purchases of short-term investments	(3,245,284)	(3,330,568)
Proceeds from short-term investments	1,641,518	1,694,061

Net cash used in investing activities	(1,603,766)	(1,636,507)

Net change in cash and cash equivalents	(1,683,888)	(1,677,753)
Cash and cash equivalents at beginning of period	1,686,624	1,724,351

Cash and cash equivalents at end of period	$2,736	$46,598

The accompanying notes are an integral part of these condensed financial statements.

ZAP.COM CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1. Summary of Operations and Basis of Presentation
The unaudited condensed financial statements included herein have been prepared by Zap.Com Corporation (“Zap.Com” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Zap.Com believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Zap.Com’s latest Annual Report on Form 10-K filed with the SEC. The results of the operations for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results for any subsequent quarter or the entire year ending December 31, 2008.
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
Note 2. Short-Term Investments
As of September 30, 2008, the Company held one short-term investment, recorded at original cost plus accrued interest, with a maturity of approximately three months. As the Company has both the ability and the intent to hold this security until maturity, the short-term investment is classified has held to maturity. Total amortized cost of the short-term investment includes approximately $4,000 of interest receivable at September 30, 2008. The Company did not have any short-term investments at December 31, 2007. Short-term investments as of September 30, 2008 consisted of the following:

	September 30, 2008
	Amortized	Fair Market	Unrealized
	Cost	Value	Gain

U.S. Treasury Bill	$1,608,156	$1,608,212	$56

Note 3. Accrued Liabilities
Accrued liabilities consist of the following:

	September 30,	December 31,
	2008	2007

Accrued professional fees	$—	$250
Accrued printing costs	—	37,500

Total accrued liabilities	$—	$37,750

Note 4. Related Party Transactions
Since its inception, the Company has utilized the services of the management and staff of its majority stockholder, Zapata Corporation, under a shared services agreement that allocated these costs on a percentage of time basis. Zap.

Com also subleases its office space in Rochester, New York from Zapata Corporation. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata Corporation has waived its rights under the shared services agreement to be reimbursed for these expenses since May 2000. For these services, the Company recorded contributed capital of approximately $3,000 for the three months ended September 30, 2008 and 2007, and approximately $10,000 for the nine months ended September 30, 2008 and 2007.
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
Note 6. Stock Option Plan
Net loss for the three and nine months ended September 30, 2008 and 2007 included $0 and $3,000, and $0 and $10,000, respectively, of share-based compensation costs in the condensed statements of operations. Additionally, all stock-based compensation arrangements were fully vested as of January 1, 2008 and therefore, there is no unrecognized compensation cost as of September 30, 2008. Based on current grants, total share-based compensation cost for fiscal year 2008 is expected to be zero. Because of the Company’s loss position, a full valuation allowance has been recognized.
The Company had no share-based grants in the nine months ended September 30, 2008 and the year ended December 31, 2007. A summary of option activity as of September 30, 2008, and changes during the nine months then ended is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2008	511,300	$0.08
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at September 30, 2008	511,300	$0.08	1.1 years	$—

Exercisable at September 30, 2008	511,300	$0.08	1.1 years	$—

Note 7. Recently Issued Accounting Pronouncements
In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations”, and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company is in the process of evaluating these standards and therefore has not yet determined the impact, if any, that the adoption of SFAS No. 141(R) or SFAS No. 160 will have on its financial position, results of operations or cash flows.
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
Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission (“SEC”), the Company’s press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation those identified from time to time in press releases and other communications with stockholders by the Company and the filings made with the SEC by the Company, such as those disclosed under the caption “Risk Factors” appearing in Item 1A of Part II of this Report and in Item 1A of Part I of the Company’s Annual Report on Form 10-K filed with the SEC, for the fiscal year ended December 31, 2007. The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. The Company assumes no obligation to update forward-looking statements or to update the reasons actual results could differ from those projected in the forward-looking statements.
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
The Company has no preference as a general matter as to whether to use cash, debt or equity in making acquisitions and it may use a combination thereof. The form of the consideration that the Company uses for a particular acquisition will depend upon the form of consideration that the sellers of the business require and the most advantageous way for the Company to account for, or finance the acquisition. There is no assurance that any such financing will be available or available on terms favorable or acceptable to the Company. Additionally, our ability to obtain such financing may be made more difficult due to the current global financial crisis and its effect on the capital markets.

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
Results of Operations
For the three months ended September 30, 2008, Zap.Com recorded a net loss of $14,000 as compared to a net loss of $26,000 for the three months ended September 30, 2007. For the nine months ended September 30, 2008, Zap.Com recorded a net loss of $29,000 as compared to a net loss of $60,000 for the nine months ended September 30, 2007. Since inception (which commenced on April 2, 1998), Zap.Com has incurred a cumulative net loss of $9.4 million, primarily for costs associated with the development of a global network of independently owned websites, and the public registration of Zap.Com’s common stock.
Revenues. Zap.Com did not generate any revenue for the three month and nine month periods ended September 30, 2008 and 2007, nor does it presently have any business from which it may generate revenue in the future.
Cost of revenues. As a result of ceasing all Internet operations, Zap.Com incurred no cost of revenues for the three month and nine month periods ended September 30, 2008 and 2007.
General and administrative expenses. General and administrative expenses consist primarily of legal and accounting services, insurance premiums, printing and filing costs, salaries and wages (including costs allocated by Zapata pursuant to a services agreement), and various other costs. General and administrative expenses for the three month period ended September 30, 2008 were $18,000 as compared to $48,000 for the three month period ended September 30, 2007. For the nine months ended September 30, 2008, general and administrative expenses were $64,000 as compared to $125,000 for the nine months ended September 30, 2007. These decreases are the result of decreases in professional services and printing and filing costs as compared to the prior year and the timing of the recognition of expenses between periods.
Interest Income. Interest income is generated on cash reserves which are invested in U.S. Government securities. Interest earned for the three months ended September 30, 2008 was $5,000 as compared to $22,000 for the three month period ended September 30, 2007. Interest earned for the nine months ended September 30, 2008 and 2007 was $28,000 and $65,000, respectively. The decreased interest income for 2008 was primarily a result of sustained lower interest rates on short-term U.S. Government Agency securities as compared to rates in 2007. In July 2008, the Company liquidated its short-term U.S. Government agency security and invested all of its funds into a U.S. Treasury security. On the date of liquidation, the Company realized a loss of approximately $1,100. Although Treasury securities generally have lower yields, they are fully insured by the U.S. Government against risk of loss. Accordingly, while the Company’s funds are invested in Treasury securities, interest income will be less than it would have been before this change.
Liquidity and Capital Resources
Zap.Com has not generated any significant revenue since its inception. As a result, the Company’s primary source of liquidity has been its initial capitalization from Zapata Corporation and two Zapata directors, and thereafter, the interest income generated on cash reserves invested in cash, cash equivalents and short-term investments. As of September 30, 2008, Zap.Com’s cash, cash equivalents, and short-term investments were $1.6 million.
Since its inception, the Company has utilized services of the management and staff and office space of its majority stockholder, Zapata Corporation, under a shared services agreement that allocated these costs. Effective May 1, 2000, Zapata has waived its rights under the services agreements to be reimbursed for these costs. For the three months ended September 30, 2008 and 2007, the Company recorded approximately $3,000, and for the nine months ended September 30, 2008 and 2007, the Company recorded approximately $10,000, as contributed capital for these services. Should Zapata not renew its waiver, Zap.Com may incur future cash payments to Zapata under the shared services agreement.
The Company does not have any contractual obligations as of September 30, 2008 that have or are reasonably likely to have a current or future material effect on the Company’s financial position, results of operations or cash flows.
Zap.Com believes that it has sufficient resources to satisfy its existing and contingent liabilities and its anticipated operating expenses for the next twelve months. Until such time as assets or a business is acquired Zap.Com expects these expenses to consist mainly of general and administrative expenses incurred in connection with maintaining its status as a publicly traded company. The Company has no commitments for capital expenditures and foresees none, except for possible future transactions. In order to effect an acquisition, however, Zap.Com may need additional financing. There is no assurance that any such financing will be available or available on the terms favorable or acceptable to the Company. Additionally, our ability to obtain such financing may be made more difficult due to the current global financial crisis and its effect on the capital markets.
Cash Flows
Cash used in operating activities was $80,000 for the nine months ended September 30, 2008 as compared to $41,000 for the comparable period of the prior year. The increase in cash used in operating activities is the result of timing of payments made for accounts payable and accrued liabilities.
Cash used in investing activities was $1.6 million for the nine months ended September 30, 2008 as compared $1.6 million used for the comparable period of the prior year. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents and all investments with original maturities greater than three months are classified as either short or long-term investments.
For the nine months ended September 30, 2008 and 2007, the Company had no cash flows from financing activities.
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
Critical Accounting Policies
As of September 30, 2008, the Company’s consolidated critical accounting policies and estimates have not changed materially from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Off-Balance Sheet Arrangements
As of September 30, 2008, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial position, results of operations or cash flows.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risks relating to the Company’s operations result primarily from changes in interest rates. Although the Company invests its cash, cash equivalents and short-term investments in U.S. Government agency securities and Treasury securities with maturities generally not more than one year, the Company may be exposed to interest rate risk related to its investments in such securities. Accordingly, changes in interest rates do affect the investment income the Company earns on its cash equivalents and marketable securities and, therefore, impacts its cash flows and results of operations. Specifically, there is inherent roll-over risk for the Company’s investment grade securities as they mature and are renewed at current market rates. Using the investment grade security balance of $1.6 million at September 30, 2008 as a hypothetical constant cash balance, an adverse change in interest rates of 1% over a 3 month, 9 month and 12 month holding period would decrease interest income by the following:

	3 Month	9 Month	12 Month
	Holding Period	Holding Period	Holding Period
1%	$4,000	$12,000	$16,000
Item 4T. Controls and Procedures
Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, which include the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.
Changes in Internal Controls Over Financial Reporting
An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2008. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended September 30, 2008 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 1A. Risk Factors
As of September 30, 2008, the Company’s risk factors have not changed materially from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
November 4, 2008
	By:	/s/ LEONARD DISALVO
Vice President and
Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)