Form 10-K
period 2008-12-31
ZAP COM CORP
filed 2009-03-04
CIK 1083243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was $39,300. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, corporate officers and holders of 10% or more of the Company’s common stock. As of February 24, 2009, the Registrant had outstanding 50,004,474 shares common stock, $0.001 par value.

Documents Incorporated By Reference: Portions of the Company’s Information Statement to be delivered to the Company’s shareholders in connection with the Company’s 2009 Annual Meeting of Stockholders, which the Company plans to file with the Securities and Exchange Commission pursuant to regulation 14C promulgated under the Securities Exchange Act of 1934, on or prior to April 30, 2009, are incorporated by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.

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

If the Company raises additional funds through the issuance of equity or debt securities, these securities may have rights, preferences or privileges senior to those of the rights of Zap.Com’s common stockholders, who would then experience dilution. Additionally, potential third party equity investors may be unwilling to invest in Zap.Com due to Zapata’s voting control over Zap.Com and the significant potential for dilution of a potential investor’s ownership in the Company’s common stock. Zapata’s voting control may be unattractive because it makes it more difficult for a third party to acquire the Company even if a change of control could benefit the Company’s stockholders by providing them with a premium over the then current market price for their shares. Additionally, numerous companies throughout the United States will compete vigorously with Zap.Com for target acquisition candidates. Venture capital companies as well as established corporations and entities, most of which have greater resources than the Company does, will vie for such acquisition candidates

The Company is categorized as a “shell company” as that term is used in the SEC’s rules. These rules prohibit the use of Form S-8 by a shell company, and require a shell company to file a Form 8-K to report the same type of information that would be required if it were filing to register a class of securities under the Exchange Act whenever the shell company is reporting the event that caused it to cease being a shell company. Being a shell company may adversely impact the Company’s ability to offer its stock to officers, directors and consultants, and thereby make it more difficult to attract and retain qualified individuals to perform services for the Company, and it will likely increase the costs of registration compliance following the completion of a business combination.

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

In addition, the public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at its website.

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

Intellectual Property

Zap.Com owns certain intellectual property rights related to the Company’s previous business operations. In connection with the foregoing rights, Zap.Com currently has an issued U.S. patent and a patent application pending before the United States Patent and Trademark Office for a business method which is directed to a unique Internet-based commerce method underlying the business model. Zap.Com also owns various federal registrations for service marks including ZAP.COM, the Z design, and the Z ZAP.COM design.

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

Because we have not yet identified any assets, property or business that we may acquire or develop, our current stockholders and potential investors in the Company have virtually no substantive information about any such new business upon which to base a decision whether to invest in the company. We can provide no assurance that any investment in the Company will ultimately prove to be favorable. In any event, stockholders and potential investors will not have access to any information about any new business until such time as a transaction is completed and we have filed a report with the SEC disclosing the nature of such transaction and/or business.

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

In addition, our executive officers also are directors, officers or employees of Zapata and, in most cases, either own, or hold an option to purchase, equity securities of Zapata. In addition, the Malcolm I. Glazer Family Limited Partnership, controls and beneficially owns approximately 51 percent of Zapata’s outstanding common stock. As a result, these executive officers and the Malcolm I. Glazer Family Limited Partnership have inherent potential conflicts of interest when making decisions related to transactions between Zapata and us. Zapata’s ability to control matters listed above together with the potential conflicts of interest of its executive officers who also serve as executive officers of Zap.Com and our Chairman of the Board could adversely affect the trading price and liquidity of our common stock. These factors could limit the price that investors might be willing to pay for our common stock in the future.

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

Sales of a substantial number of shares of our common stock in the future could cause the market price of our common stock to decline. As of the date of this document, we have outstanding 50,004,474 shares of common stock, of which Zapata owns 48,972,258 shares, Malcolm Glazer owns 707,907 shares, Avram Glazer owns 50,000 shares with the remainder owned by public stockholders. Additionally, we have 3,000,000 shares of common stock reserved for issuance under our 1999 Long-Term Incentive Plan. As of December 31, 2008, the company had 511,300 stock options outstanding and 2,488,700 shares available for issuance under the plan.

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

The following table presents quarterly high and low bid information for the Company’s common stock reported by the OTCBB for the quarter ended on:

	12/31/08	9/30/08	6/30/08	3/31/08	12/31/07	9/30/07	6/30/07	3/31/07

High bid	$0.05	$0.10	$0.08	$0.10	$0.18	$0.18	$0.18	$0.18
Low bid	0.04	0.04	0.04	0.08	0.10	0.17	0.18	0.18

As of February 24, 2009, there were approximately 1,324 holders of record of our common stock. This number does not include the stockholders for whom shares are held in a “nominee” or “street” name.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2008, with respect to compensation plans under which equity securities of the Company are authorized for issuance:

	Number of Securities to be	Weighted-Average	Number of Securities Remaining
	Issued Upon Exercise of	Exercise Price of	Available for Future Issuance Under
	Outstanding Options,	Outstanding Options,	Equity Compensation Plans (Excluding
	Warrants and Rights	Warrants and Rights	Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	511,300	$0.08	2,488,700
Equity compensation plans not approved by security holders	—	—	—

Total	511,300	$0.08	2,488,700

Item 6.	Selected Financial Data

The following tables set forth certain selected financial data derived from Zap.Com’s financial statements for the periods and as of the dates presented. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in Item 7 of this report.

	For the Year Ended December 31,
	2008	2007	2006	2005	2004

Income Statement Data:
Revenues	$—	$—	$—	$—	$—
Loss from operations	(84,147)	(160,451)	(133,135)	(132,279)	(165,741)
Interest income	29,743	84,902	83,947	53,784	23,744
Net loss	(48,207)	(75,549)	(49,188)	(78,495)	(141,997)
Per share data (basic and diluted) Net loss per share	(.00)	(.00)	(.00)	(.00)	(.00)
Weighted average common shares and common share equivalents outstanding	50,004,474	50,004,474	50,004,474	50,004,474	50,004,474

	December 31,
	2008	2007	2006	2005	2004

Balance Sheet Data:
Cash and cash equivalents	$1,597,007	$1,686,624	$1,724,351	$1,758,501	$1,814,887
Total assets	1,597,007	1,689,460	1,728,350	1,765,676	1,825,373
Total liabilities	3,018	60,988	52,618	67,271	61,079
Total stockholders’ equity	1,593,989	1,628,472	1,675,732	1,698,405	1,764,294

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Results of Operations

For the year ended December 31, 2008 as compared to the year ended December 31, 2007, operations consisted of the following:

Revenues and Cost of revenues.  Since ceasing internet operations, Zap.Com has not generated any revenue and has not incurred any cost of revenues.

General and administrative expenses.  General and administrative expenses consist primarily of legal and accounting services, insurance premiums, printing and filing costs, costs allocated by Zapata pursuant to a services agreement, and various other costs. General and administrative expenses for the year ended December 31, 2008 were $84,000 as compared to $160,000 for the year ended December 31, 2007. The decrease in general and administrative expenses is due primarily to a decrease in auditing fees, printing and filing costs, and stock-based compensation charges as option grants became fully vested in the prior year.

Interest income.  Interest income is generated on cash reserves which are invested in short-term U.S. Government Agency and Treasury securities. Interest earned for the year ended December 31, 2008 and 2007 was $30,000 and $85,000, respectively. Interest rates on short-term U.S. Government Agency and Treasury securities decreased significantly for the year ended December 31, 2008 as compared to the prior year.

For the year ended December 31, 2007 as compared to the year ended December 31, 2006, operations consisted of the following:

Revenues and Cost of revenues.  Since ceasing internet operations, Zap.Com has not generated any revenue and has not incurred any cost of revenues.

General and administrative expenses.  General and administrative expenses consist primarily of legal and accounting services, insurance premiums, printing and filing costs, costs allocated by Zapata pursuant to a services agreement, and various other costs. General and administrative expenses for the year ended December 31, 2007 were $160,000 as compared to $133,000 for the year ended December 31, 2006. The increase in general and administrative expenses was due primarily to an increase in auditing fees and printing and filing costs.

Interest income.  Interest income is generated on cash reserves, which are invested in short-term U.S. Government Agency and Treasury securities. Interest earned for the year ended December 31, 2007 and 2006 was $85,000 and $84,000, respectively. Interest rates on short-term U.S. Government Agency and Treasury securities were relatively constant for the year ended December 31, 2007 as compared to the prior year.

Liquidity and Capital Resources

Zap.Com has not generated any significant revenue since its inception. As a result, the Company’s primary source of liquidity has been its initial capitalization from Zapata Corporation and two Zapata directors, and thereafter, the interest income generated on cash reserves invested in US Government Agency and Treasury securities. As of December 31, 2008, Zap.Com’s cash and cash equivalents were $1.6 million.

Since its inception, the Company has utilized services of the management and staff and office space of its majority stockholder, Zapata Corporation, under a shared services agreement that allocated these costs. Effective May 1, 2000, Zapata has waived its rights under the services agreements to be reimbursed these costs. For each of the years ended December 31, 2008, 2007, and 2006 the Company recorded approximately $14,000, $13,000 and $13,000, respectively, as contributed capital for these services. Zapata has renewed the waiver through December 31, 2009. However, should Zapata not renew its waiver, Zap.Com may incur future cash payments under the shared services agreement.

The Company does not have any contractual obligations as of December 31, 2008 that have or are reasonably likely to have a current or future material effect on the Company’s financial position, results of operations or cash flows. Zap.Com believes that is has sufficient resources to satisfy its existing and contingent liabilities and its anticipated operating expenses for the next twelve months. Until such time as a business combination is consummated, Zap.Com expects these expenses to consist mainly of general and administrative expenses incurred in connection with maintaining its status as a publicly traded company. The Company has no commitments for capital expenditures and foresees none, except for possible future acquisitions. In order to effect an acquisition, however, Zap.Com may need additional financing. There is no assurance that any such financing will be available or available on the terms favorable or acceptable to the Company. Additionally, our ability to obtain such financing may be made more difficult due to the current global financial crisis and its effect on the capital markets.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of December 31, 2008 that have or are reasonably likely to have a current or future material effect on the Company’s financial position, results of operations or cash flows.

Summary of Cash Flows

Cash used in operating activities was $90,000 for the year ended December 31, 2008 as compared to $38,000 for the year ended December 31, 2007. The increase in cash used in operating activities resulted primarily from the timing of payments of accounts payable and accrued liabilities during the current year as compared to the prior year.

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

Net cash from investing activities is the result of a purchase and maturity of short-term investments that were held to maturity for the years ended December 31, 2008, and 2007. The Company had no cash flows from investing activities for the year ended December 31, 2006. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents and all investments with original maturities greater than three months are classified as either short or long-term investments.

Zap.com had no cash flows from financing activities for the years ended December 31, 2008, 2007 and 2006.

Recent Accounting Pronouncements

In 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 141(R), “Business Combinations.” SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The impact of SFAS No. 141(R) on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

In 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51”. SFAS No. 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 applies prospectively as of January 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its financial position, results of operations or cash flows.

In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157, “Fair Value Measurements” for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of FSP No. 157-2 to have a material effect on its financial position, results of operations or cash flows.

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

Valuation allowances for deferred income taxes.  The Company reduces its deferred tax assets to an amount that it believes is more likely than not to be realized. In so doing, the Company estimates future taxable income in determining if any valuation allowance is necessary. As a result, the Company had a full valuation allowance against the deferred tax assets as of December 31, 2008 and 2007.

The Company also applies the provisions of FASB Interpretation No. 48 (“FIN 48”) which establishes a single model to address accounting for uncertain tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates. Although the Company invests its cash, cash equivalents and short-term investments in U.S. Government Agency securities and Treasury securities with maturities generally not more than one year, the Company may be exposed to interest rate risk related to its investments in such securities. Accordingly, changes in interest rates do affect the investment income the Company earns on its cash equivalents and marketable securities and, therefore, impacts its cash flows and results of operations. Specifically, there is inherent roll-over risk for the Company’s investment grade securities as they mature and are renewed at current market rates. As of December 31, 2008 interest rates on the Company’s cash, cash equivalents and short-term investments were approximately 0%.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Zap.Com Corporation
Rochester, NY

We have audited the accompanying balance sheets of Zap.Com Corporation (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company for the year ended December 31, 2006 were audited by other auditors whose report, dated March 13, 2007, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2008 and 2007 financial statements present fairly, in all material respects, the financial position of Zap.Com Corporation at December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Rochester, New York
March 4, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Zap.Com Corporation:

In our opinion, the statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2006 present fairly, in all material respects, the results of operations and cash flows of Zap.Com Corporation for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Rochester, New York
March 13, 2007

ZAP.COM CORPORATION

BALANCE SHEETS

	December 31,	December 31,
	2008	2007

ASSETS:
Current assets:
Cash and cash equivalents	$1,597,007	$1,686,624
Other receivables	—	2,836

Total current assets	$1,597,007	$1,689,460

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$2,868	$23,238
Accrued liabilities	150	37,750

Total current liabilities	3,018	60,988

Commitments & Contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 150,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 1,500,000,000 shares authorized; 50,004,474 shares issued and outstanding	50,004	50,004
Additional paid in capital	10,914,528	10,900,804
Accumulated deficit	(9,370,543)	(9,322,336)

Total stockholders’ equity	1,593,989	1,628,472

Total liabilities and stockholders’ equity	$1,597,007	$1,689,460

The accompanying notes are an integral part of these financial statements.

ZAP.COM CORPORATION

STATEMENTS OF OPERATIONS

	For the	For the	For the
	Years Ended	Years Ended	Years Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—
Operating expenses:
General and administrative	84,147	160,451	133,135

Operating loss	(84,147)	(160,451)	(133,135)
Other income:
Interest income	29,743	84,902	83,947
Other, net	6,197	—	—

Total other income	35,940	84,902	83,947
Loss before income taxes	(48,207)	(75,549)	(49,188)
Income taxes	—	—	—

Net loss	$(48,207)	$(75,549)	$(49,188)

Per share data (basic and diluted):
Net loss per share	$(.00)	$(.00)	$(.00)

Weighted average number of common shares	50,004,474	50,004,474	50,004,474

The accompanying notes are an integral part of these financial statements.

ZAP.COM CORPORATION

STATEMENTS OF CASH FLOWS

	For the	For the	For the
	Years Ended	Years Ended	Years Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Cash flows from operating activities:
Net loss	$(48,207)	$(75,549)	$(49,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	—	302
Contributed capital from Zapata for unreimbursed management services and rent	13,724	13,260	13,019
Stock-based compensation	—	15,029	13,496
Changes in assets and liabilities:
Other receivables	2,836	315	2,084
Prepaid expenses	—	848	790
Accounts payable	(20,370)	13,220	9,997
Accrued liabilities	(37,600)	(4,850)	(24,650)

Net cash used in operating activities	(89,617)	(37,727)	(34,150)

Cash flows from investing activities Purchases of short-term investments	(3,245,284)	(3,330,568)	—
Proceeds from short-term investments	3,245,284	3,330,568	—

Net cash from investing activities	—	—	—

Net change in cash and cash equivalents	(89,617)	(37,727)	(34,150)

Cash and cash equivalents at beginning of period	1,686,624	1,724,351	1,758,501

Cash and cash equivalents at end of period	$1,597,007	$1,686,624	$1,724,351

The accompanying notes are an integral part of these financial statements.

ZAP.COM CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2006	50,004,474	$50,004	$10,846,000	$(9,197,599)	$1,698,405
Contributed capital from Zapata for unreimbursed management services and rent	—	—	13,019	—	13,019
Stock-based compensation	—	—	13,496	—	13,496
Net loss	—	—	—	(49,188)	(49,188)

Balance, December 31, 2006	50,004,474	50,004	10,872,515	(9,246,787)	1,675,732
Contributed capital from Zapata for unreimbursed management services and rent	—	—	13,260	—	13,260
Stock-based compensation	—	—	15,029	—	15,029
Net loss	—	—	—	(75,549)	(75,549)

Balance, December 31, 2007	50,004,474	50,004	10,900,804	(9,322,336)	1,628,472
Contributed capital from Zapata for unreimbursed management services and rent	—	—	13,724	—	13,724
Net loss	—	—	—	(48,207)	(48,207)

Balance, December 31, 2008	50,004,474	$50,004	$10,914,528	$(9,370,543)	$1,593,989

The accompanying notes are an integral part of these financial statements.

ZAP.COM CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1.	Business and Organization

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

Cash and Cash Equivalents

The Company invests certain of its excess cash in government instruments. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The recorded amounts for cash equivalents approximate fair market value due to the short-term nature of these financial instruments.

Investments

The Company may purchase investments comprised of U.S. Government Agency and Treasury securities with maturities greater than three months. As the Company has both the intent and the ability to hold these securities to maturity, they are considered held-to-maturity investments. Investments are recorded at original cost plus accrued interest.

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

Recent Accounting Pronouncements

In 2007, the FASB issued Statement of Financial Accounting Standard (“SFAS”) 141(R), “Business Combinations.” SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The impact of SFAS No. 141(R) on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

In 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51”. SFAS No. 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 applies prospectively as of January 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its financial position, results of operations or cash flows.

In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157, “Fair Value Measurements” for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of FSP No. 157-2 to have a material effect on its financial position, results of operations or cash flows.

Note 3.	Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,	December 31,
	2008	2007

Accrued audit and legal costs	$150	$250
Accrued printing costs	—	37,500

Total accrued liabilities	$150	$37,750

ZAP.COM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 4.	Income Taxes

As a result of net operating losses, the Company has not recorded a provision for income taxes. The components of the deferred tax assets and related valuation allowance at December 31, 2008 and 2007 are as follows:

	December 31,	December 31,
	2008	2007

Deferred tax assets:
Assets and accruals not yet deductible	$10,036	$25,516
Net operating loss carryforwards	2,835,080	3,085,552

Total deferred tax assets	2,845,116	3,111,068
Less: valuation allowance	(2,845,116)	(3,111,068)

Net deferred taxes	$—	$—

The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required. As of December 31, 2008 and 2007, Zap.Com had approximately $8.1 million and $8.0, respectively, of net operating loss carryforwards as calculated under the separate return method of SFAS No. 109, “Accounting for Income Taxes”. However, in accordance with the separate return method, these amounts do not reflect Zapata Corporation’s utilization of the majority of the Zap.Com’s net operating loss carryforwards in Zapata Corporation’s 2006 and 2007 consolidated tax return filings. Accordingly, Zap.Com will not recognize a significant future benefit from the utilization of its disclosed net operating losses as the majority have been utilized by Zapata Corporation in accordance with the provisions of the tax sharing agreement between the two companies. Actual net operating losses remaining as of December 31, 2008 and 2007, are approximately $108,000 and $19,000, respectively, which will begin to expire in 2025. In the event there is a change of control in the ownership of Zap.Com, as defined by the Internal Revenue Code, the annual utilization of the net operating losses could be limited.

On January 1, 2007, the Company adopted the provisions of FIN 48. There was no cumulative effect as a result of applying FIN 48 and no adjustment was made to the opening balance of accumulated deficit. Additionally, the Company did not have any unrecognized tax benefits or accrued amounts for interest and penalties as of December 31, 2008 or December 31, 2007, respectively. Future amounts of accrued interest expense and penalties, if any, will be recorded as a component of income tax expense. The Company does not expect that the amount of unrecognized tax benefits will change significantly in the next 12 months.

The Company has been, and expects to continue to be for the foreseeable future, a member of Zapata’s consolidated tax group and is subject to federal and state income tax examinations for years after 2004. Although the Company has entered into a tax sharing and indemnity agreement with Zapata, if Zapata or members of its consolidated tax group (other than the Company) fail to pay tax liabilities arising prior to the time that the Company is no longer a member of Zapata’s consolidated tax group, the Company could be required to make payments in respect of these tax liabilities and these payments could materially adversely affect its financial condition.

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

ZAP.COM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Under the 1999 Plan, 3,000,000 shares of common stock are available for awards. As of December 31, 2008, there were 511,300 shares outstanding and 2,488,700 shares available for grant under the plan. The 1999 Plan provides for the grant of any or all of the following types of awards: stock options, stock appreciation rights, stock awards, cash awards, or other rights or interests. Allocations of awards are made by the Board of Directors at its sole discretion within the provisions of the 1999 Plan. As of December 31, 2008 and 2007, there were no cash awards or other rights or interest outstanding under the plan.

Stock appreciation rights are rights to receive, without payment to Zap.Com, cash or shares of common stock with a value determined by reference to the difference between the exercise or strike price of the stock appreciation rights and the fair market value or other specified valuation of the shares at the time of exercise. Stock appreciation rights may be granted in tandem with stock options or separately. As of December 31, 2008 and 2007, there were no stock appreciation rights outstanding.

Stock awards may consist of shares of common stock and may provide for voting rights and dividend equivalent rights. The Company may specify conditions for awards, including vesting service and performance conditions. Vesting conditions may include, without limitation, provision for acceleration in the case of a change-in-control of Zap.Com, vesting conditions and performance conditions, including, without limitation, performance conditions based on achievement of specific business objectives, increases in specified indices and attaining specified growth measures or rates. As of December 31, 2008 and 2007, there were no stock awards outstanding.

Net loss for the years ended December 31, 2008 and 2007 included approximately $0 and $15,000 of share-based compensation costs included in general and administrative expenses in the condensed statement of income. As of December 31, 2008, all stock-based compensation arrangements were fully vested, and therefore, there is no unrecognized compensation cost. Because of the Company’s loss position, a full valuation allowance has been recognized against any related tax benefits.

The Company had no share-based grants and no options were exercised in the years ended December 31, 2008, 2007 or 2006. Additionally, all shares were fully vested as of January 1, 2008. A summary of option activity as of December 31, 2008, and changes during the year then ended is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 1, 2008	511,300	$0.08
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at December 31, 2008	511,300	$0.08	0.8	$—

Exercisable at December 31, 2008	511,300	$0.08	0.8	$—

Note 6.	Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding. Diluted earnings per share is based on the potential dilution that would occur on exercise or conversion of securities into common stock. For the years ended December 31, 2008, 2007 and 2006, all outstanding stock options were excluded from the computation of diluted net loss per share because to do so would have an antidilutive effect.

ZAP.COM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 7.	Commitments and Contingencies

The Company has applied the disclosure provisions of FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to its agreements containing guarantee or indemnification clauses. These disclosure provisions expand those required by SFAS No. 5, “Accounting for Contingencies,” by requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in which the Company is the guarantor.

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

Since its inception, the Company has utilized the services of the management and staff of its majority stockholder, Zapata, under a shared services agreement that allocated these costs on a percentage of time basis. Zap. Com also subleases its office space in Rochester, New York from Zapata Corporation. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata Corporation has waived its rights under the shared services agreement to be reimbursed for these expenses since May 2000. The Company recorded approximately $14,000, $13,000 and $13,000 as contributed capital for services rendered for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 9.	Quarterly Financial Information (Unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008

Revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Total operating expenses	30,015	15,663	18,174	20,295
Loss from operations	(30,015)	(15,663)	(18,174)	(20,295)
Interest income	15,572	8,237	4,589	1,345
Other, net	6,197	—	—	—
Net loss	(8,246)	(7,426)	(13,585)	(18,950)
Net loss per share (basic and diluted)	.00	.00	.00	.00
Weighted average shares outstanding	50,004,474	50,004,474	50,004,474	50,004,474

ZAP.COM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Total operating expenses	28,042	49,292	47,623	35,494
Loss from operations	(28,042)	(49,292)	(47,623)	(35,494)
Interest income	21,923	21,945	21,564	19,470
Net loss	(6,119)	(27,347)	(26,059)	(16,024)
Net loss per share (basic and diluted)	.00	.00	.00	.00
Weighted average shares outstanding	50,004,474	50,004,474	50,004,474	50,004,474

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A(T).	Controls and Procedures

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

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the COSO. Based on this assessment, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls Over Financial Reporting

No significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended December 31, 2008 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G on Form 10-K, the information called for by Item 10 of Part III of Form 10-K is incorporated by reference to the information set forth in the Company’s Information Statement relating to its 2009 Annual Meeting of Stockholders (the “2009 Information Statement”) to be filed pursuant to Regulation 14C under the Exchange Act in response to Items 401, 405, 406, 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K under the Securities Act of 1933, as amended, and the Exchange Act (“Regulation S-K”).

Item 11.	Executive Compensation

Pursuant to General Instruction G of Form 10-K, the information called for by Item 11 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2009 Information Statement in response to Items 402 and 407 of Regulation S-K, excluding the material concerning the report on executive compensation and the performance graph specified by paragraphs (k) and (l) of such Item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G of Form 10-K, the information called for by Item 12 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2009 Information Statement in response to Item 403 of Regulation S-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G of Form 10-K, the information called for by Item 13 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2009 Information Statement in response to Items 404 and 407(a) of Regulation S-K.

Item 14.	Principal Accounting Fees and Services

Pursuant to General Instruction G of Form 10-K, the information called for by Item 14 of Part III of Form 10-K is incorporated by reference to the information set forth in the 2009 Information Statement in response to Item 9(e) of Schedule 14A.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	List of Documents Filed

(1)	Financial Statements

(2)	Financial Statement Schedules

None.

(3)	Exhibits filed as part of this report. See (b) below.

(b)	Exhibits

Exhibit
No.		Description of Exhibits

3	.1*	Restated Articles of Incorporation of Zap.Com (Exhibit No. 3.1)
3	.2*	Amended and Restated By-laws of Zap.Com (Exhibit No. 3.2)
4	.1*	Specimen Stock Certificate (Exhibit No. 4.1)
4	.2**	Amended and Restated 1999 Long-Term Incentive Plan of Zap.Com
10	.1*	Investment and Distribution Agreement between Zap.Com and Zapata (Exhibit No. 10.1)
10	.2*	Services Agreement between Zap.Com and Zapata (Exhibit No. 10.2)
10	.3***	Amended and Restated Tax Sharing and Indemnity Agreement between Zap.Com and Zapata
10	.4*	Registration Rights Agreement between Zap.Com and Zapata (Exhibit No. 10.4)
31.1		Certification of CEO as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of CFO as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the exhibit number referenced in parentheses and filed with Zap.Com’s Registration Statement on Form S-1 (File No. 333-76135) originally filed with the Securities and Exchange Commission on April 12, 1999, as amended.

**	Incorporated by reference to Exhibit 4.2 of Zap.Com’s Annual Report on Form 10-K for the Year Ended December 31, 2005 as filed with the Securities and Exchange Commission on March 14, 2006 (File No. 000-27729).

***	Incorporated by reference to Exhibit 10.3 of Zap.Com’s Annual Report on Form 10-K for the Year Ended December 31, 2007 as filed with the Securities and Exchange Commission on March 7, 2008 (File No. 000-27729).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAP.COM CORPORATION (Registrant)

By:	/s/ Avram Glazer
Name:     Avram Glazer

Title:	President and CEO

Dated: March 4, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Avram Glazer Avram Glazer	President and Chief Executive Officer (Principal Executive Officer) and Director	March 4, 2009

/s/ Leonard DiSalvo Leonard DiSalvo	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2009

INDEX TO EXHIBITS

Exhibit
No.

31.1	Certification of CEO as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002