Form 10-Q
period 2009-03-31
ZAP COM CORP
filed 2009-05-06
CIK 1083243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
(585) 242-2000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of May 1, 2009, the Registrant had outstanding 50,004,474 shares common stock, $0.001 par value.

ZAP.COM CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements and Notes
ZAP.COM CORPORATION
UNAUDITED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
ASSETS:
Current assets:
Cash and cash equivalents	$1,570,956	$1,597,007
Other receivables	87	—

Total current assets	$1,571,043	$1,597,007

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$7,891	$2,868
Accrued liabilities	16,000	150

Total current liabilities	$23,891	$3,018

Commitments and Contingencies (Note 4)

Stockholders’ Equity:
Preferred stock, $0.01 par value, 150,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $.001 par value, 1,500,000,000 shares authorized; 50,004,474 shares issued and outstanding	50,004	50,004
Additional paid in capital	10,917,959	10,914,528
Accumulated deficit	(9,420,811)	(9,370,543)

Total stockholders’ equity	1,547,152	1,593,989

Total liabilities and stockholders’ equity	$1,571,043	$1,597,007

The accompanying notes are an integral part of these condensed financial statements.

ZAP.COM CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2009	2008
Revenues	$—	$—
Cost of revenues	—	—

Gross profit	—	—
Operating expenses:
General and administrative	50,268	30,015

Total operating expenses	50,268	30,015

Loss from operations	(50,268)	(30,015)

Other income:
Interest income	—	15,572
Other, net	—	6,198

Total other	—	21,770

Loss before income taxes	(50,268)	(8,245)

Income taxes	—	—

Net loss	$(50,268)	$(8,245)

Per share data (basic and diluted):
Net loss per share	$0.00	$0.00

Weighted average number of common shares outstanding	50,004,474	50,004,474

The accompanying notes are an integral part of these condensed financial statements.

ZAP.COM CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(50,268)	$(8,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed capital from Zapata for unreimbursed management services and rent	3,431	3,431
Changes in assets and liabilities:
Other receivables	(87)	1,211
Accounts payable	5,023	(10,861)
Accrued liabilities	15,850	6,100

Net cash used in operating activities	(26,051)	(8,364)

Cash flows from investing activities:
Purchases of short-term investments	—	(1,624,574)

Net cash used in investing activities	—	(1,624,574)

Net change in cash and cash equivalents	(26,051)	(1,632,938)
Cash and cash equivalents at beginning of period	1,597,007	1,686,624

Cash and cash equivalents at end of period	$1,570,956	$53,686

The accompanying notes are an integral part of these condensed financial statements.

ZAP.COM CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1. Summary of Operations and Basis of Presentation
The unaudited condensed financial statements included herein have been prepared by Zap.Com Corporation (“Zap.Com” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Zap.Com believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Zap.Com’s latest Annual Report on Form 10-K filed with the SEC. The results of the operations for the three months ended March 31, 2009 are not necessarily indicative of the results for any subsequent quarter or the entire year ending December 31, 2009.
Business Description
Zapata Corporation (“Zapata”) formed Zap.Com for the purpose of creating and operating a global network of independently owned web sites. Zapata is the holder of approximately 98 percent of Zap.Com’s outstanding common stock, and other than complying with its reporting requirements under the Exchange Act, Zap.com has no business operations. Zap.Com is searching for assets or businesses that it can acquire so that it can become an operating company and may also consider developing a new business suitable for its situation. Zap.Com’s stock is traded on the National Association of Securities Dealers Over-The-Counter Electronic Bulletin Board (“NASD’s OTCBB”) under the symbol “ZPCM.”
Note 2. Cash and Cash Equivalents
All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company’s cash and cash equivalents at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009
	Amortized Cost	Fair Market Value	Unrealized Loss
U.S. Treasury Bills	$1,567,843	$1,567,749	$(94)
Treasury Money Market	628	628	—
Checking account	2,572	2,572	—

Total cash and cash equivalents	$1,571,043	$1,570,949	$(94)

As of March 31, 2009, amortized cost included approximately $87 of accrued interest which was included within the “Other Receivables” caption on the Company’s Condensed Balance Sheet. Interest on the above Treasury Bill was 0.1% at March 31, 2009.

	December 31, 2008
	Amortized Cost	Fair Market Value	Unrealized Loss
U.S. Treasury Bills	$1,595,124	1,594,984	$(140)
Treasury Money Market	889	889	—
Checking account	994	994	—

Total cash and cash equivalents	$1,597,007	$1,596,867	$(140)

As of December 31, 2008, amortized cost included no accrued interest. Interest on the above Treasury Bill was -0.1% at December 31, 2008.
Note 3. Related Party Transactions
Since its inception, the Company has utilized the services of the management and staff of its majority stockholder, Zapata , under a shared services agreement that allocated these costs on a percentage of time basis. Zap. Com also subleases its office space in Rochester, New York from Zapata. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata has waived its rights under the shared services agreement to be reimbursed for these expenses since May 2000. For the three months ended March 31, 2009 and 2008, the Company recorded approximately $3,000, respectively, as contributed capital for services received.
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
Note 5. Stock Option Plan
Net loss for the three months ended March 31, 2009 included no share-based compensation costs in the condensed statements of operations. Additionally, all stock-based compensation arrangements were fully vested as of January 1, 2009 and therefore, there is no unrecognized compensation cost as of March 31, 2009.
The Company had no share-based grants in the three months ended March 31, 2009 and the year ended December 31, 2008. A summary of option activity as of March 31, 2009, and changes during the three months then ended is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2009	511,300	$0.08
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at March 31, 2009	511,300	$0.08	0.6	$—

Exercisable at March 31, 2009	511,300	$0.08	0.6	$—

Note 6. Recently Issued Accounting Pronouncements
In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”), which is effective for the Company for the quarterly period beginning April 1, 2009. FSP 115-2 amends existing guidance for determining whether an other than temporary impairment of debt securities has occurred. Among other changes, the FASB replaced the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security, and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. The Company has not determined the impact of the adoption of FSP 115-2 on its financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Information Concerning Forward-Looking Statements
Forward-looking statements in this Form 10-Q, future filings by the Company with the Securities and Exchange Commission (“SEC” or “Commission”), the Company’s press releases and oral statements by authorized officers of the Company are intended to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, to the extent applicable. As an issuer of penny stock, however, the safe harbors for forward looking statements provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, are not available to the Company.. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation those identified from time to time in press releases and other communications with stockholders by the Company and the filings made with the Commission by the Company, such as those disclosed under the caption “Risk Factors” appearing in Item 1A of Part II of this Report and in Item 1A of Part I of the Company’s Annual Report on Form 10-K filed with the Commission, for the fiscal year ended December 31, 2008. The Company believes that forward-looking statements made by it are based on reasonable expectations. However, no assurances can be given that actual results will not differ materially from those contained in such forward-looking statements. The Company assumes no obligation to update forward-looking statements or to update the reasons actual results could differ from those projected in the forward-looking statements.
General
Zapata Corporation (“Zapata”) formed Zap.Com Corporation (“Zap.Com” or “the Company”) for the purpose of creating and operating a global network of independently owned web sites. Zapata is the holder of approximately 98 percent of Zap.Com’s outstanding common stock, and other than complying with its reporting requirements under the Securities Exchange Act of 1934 (the “Exchange Act”), Zap.Com has no business operations. Zap.Com is searching for assets or businesses that it can acquire so that it can become an operating company and may also consider developing a new business suitable for its situation. Zap.Com’s stock is traded on the NASD’s OTC Electronic Bulletin Board under the symbol “ZPCM.”
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
Results of Operations
For the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, operations consisted of the following:
Revenues. Zap.Com did not generate any revenue for the three months ended March 31, 2009 and 2008, nor does it presently have any business from which it may generate revenue in the future.
Cost of revenues. As a result of ceasing all internet operations, Zap.Com incurred no cost of revenues for the three months ended March 31, 2009 and 2008.
General and administrative expenses. General and administrative expenses consist primarily of legal and accounting services, insurance premiums, printing and filing costs, salaries and wages (including costs allocated by Zapata pursuant to a services agreement), and various other costs. General and administrative expenses for the three months ended March 31, 2009 were $50,000 as compared to $30,000 for the three months ended March 31, 2008. This increase relates primarily to an increase in professional fees.
Interest Income. Interest income is generated on cash and short-term investments which are invested in U.S. Government Agency securities. Interest earned for three months ended March 31, 2009 and 2008 was $0 and $16,000, respectively. The decreased interest income for 2009 was primarily a result of lower interest rates on U.S. Government Agency securities as compared to rates in 2008.
Liquidity and Capital Resources
Zap.Com has not generated any significant revenue since its inception. As a result, the Company’s primary source of liquidity has been its initial capitalization from Zapata and two Zapata directors, and thereafter, the interest income generated on cash reserves invested in cash, cash equivalents and short-term investments. As of March 31, 2009, Zap.Com’s cash and cash equivalents and short-term investments were $1.6 million.
Since its inception, the Company has utilized services of the management and staff and office space of its majority stockholder, Zapata, under a shared services agreement that allocated these costs. Effective May 1, 2000, Zapata has waived its rights under the services agreements to be reimbursed these costs. For the three months ended March 31, 2009 and 2008, the Company recorded approximately $3,000, respectively, as contributed capital for these services. Should Zapata not renew its waiver, Zap.Com may incur future cash payments under the shared services agreement.
The Company does not have any contractual obligations as of March 31, 2009 that have or are reasonably likely to have a current or future material effect on the Company’s financial position, results of operations or cash flows.
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
Cash Flows
Cash used in operating activities was $26,000 for the three months ended March 31, 2009 as compared to $8,000 for the comparable period of the prior year. The increase in cash used in operating activities is the result of the timing of payments made for accrued liabilities and interest payments received on cash reserves.
Cash used in investing activities was $0 for the three months ended March 31, 2009 as compared to $1.6 million of cash used for the comparable period of the prior year. This decrease in cash used in investing activities is the result of a change in the mix of cash and cash equivalents and short-term investments during the period.
For the three months ended March 31, 2009 and 2008, the Company had no cash flows from financing activities.
Recent Accounting Pronouncements
In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”), which is effective for the Company for the quarterly period beginning April 1, 2009. FSP 115-2 amends existing guidance for determining whether an other than temporary impairment of debt securities has occurred. Among other changes, the FASB replaced the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security, and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. The Company has not determined the impact of the adoption of FSP 115-2 on its financial statements.
Critical Accounting Policies
As of March 31, 2009, the Company’s critical accounting policies and estimates have not changed materially from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Off-Balance Sheet Arrangements
As of March 31, 2009, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial position, results of operations or cash flows.
Item 4T. Controls and Procedures
Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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

Changes in Internal Controls Over Financial Reporting
An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended March 31, 2009. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended March 31, 2009 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
As of March 31, 2009, the Company’s risk factors have not changed materially from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
(a) Exhibits:

31.1*	Certification of CEO as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of CFO as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAP.COM CORPORATION (Registrant)

May 6, 2009

By: /s/ LEONARD DISALVO

Vice President and Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)