Form 10-Q
period 2009-06-30
ZAP COM CORP
filed 2009-08-07
CIK 1083243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
REPORT: Not applicable
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑    No ☐
As of July 27, 2009, the Registrant had outstanding 50,004,474 shares common stock, $0.001 par value.

ZAP.COM CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements and Notes
ZAP.COM CORPORATION

UNAUDITED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
ASSETS:
Current assets:
Cash and cash equivalents	$1,507,801	$1,597,007
Other receivables	20	—

Total current assets	$1,507,821	$1,597,007

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$—	$2,868
Accrued liabilities	13,000	150

Total current liabilities	13,000	3,018

Commitments and Contingencies (Note 4)

Stockholders’ Equity:
Preferred stock, $0.01 par value, 150,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $.001 par value, 1,500,000,000 shares authorized; 50,004,474 shares issued and outstanding	50,004	50,004
Additional paid in capital	10,921,488	10,914,528
Accumulated deficit	(9,476,671)	(9,370,543)

Total stockholders’ equity	1,494,821	1,593,989

Total liabilities and stockholders’ equity	$1,507,821	$1,597,007

The accompanying notes are an integral part of these condensed financial statements.

ZAP.COM CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	—

Gross profit	—	—	—	—

Operating expenses:
General and administrative	56,139	15,663	106,407	45,677

Total operating expenses	56,139	15,663	106,407	45,677

Loss from operations	(56,139)	(15,663)	(106,407)	(45,677)

Other income:
Interest income	279	8,237	279	23,809
Other, net	—	—	—	6,197

Total other	279	8,237	279	30,006

Loss before income taxes	(55,860)	(7,426)	(106,128)	(15,671)

Income taxes	—	—	—	—

Net loss	$(55,860)	$(7,426)	$(106,128)	$(15,671)

Per share data (basic and diluted):
Net loss per share	$0.00	$0.00	$0.00	$0.00

Weighted average number of common shares	50,004,474	50,004,474	50,004,474	50,004,474

The accompanying notes are an integral part of these condensed financial statements.

ZAP.COM CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the	For the
	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(106,128)	$(15,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed capital from Zapata for unreimbursed management services and rent	6,960	6,862
Changes in assets and liabilities:
Other receivables	(20)	(6,402)
Accounts payable	(2,868)	(21,580)
Accrued liabilities	12,850	(33,400)

Net cash used in operating activities	(89,206)	(70,191)

Cash flows from investing activities:
Purchases of short-term investments	—	(1,624,574)
Proceeds from short-term investments	—	98,999

Net cash used in investing activities	—	(1,525,575)

Net change in cash and cash equivalents	(89,206)	(1,595,766)
Cash and cash equivalents at beginning of period	1,597,007	1,686,624

Cash and cash equivalents at end of period	$1,507,801	$90,858

The accompanying notes are an integral part of these condensed financial statements.

ZAP.COM CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1. Summary of Operations and Basis of Presentation
The unaudited condensed financial statements included herein have been prepared by Zap.Com Corporation (referred to as “Zap.Com” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Zap.Com believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Zap.Com’s latest Annual Report on Form 10-K filed with the Commission. The results of the operations for the three months and six months ended June 30, 2009 are not necessarily indicative of the results for any subsequent quarter or the entire year ending December 31, 2009. The Company evaluated subsequent events through August 7, 2009, when the financial statements were issued.
Business Description
Zapata Corporation (“Zapata”) formed Zap.Com for the purpose of creating and operating a global network of independently owned web sites. Zapata is the holder of approximately 98 percent of Zap.Com’s outstanding common stock, and other than complying with its reporting requirements under the Securities Exchange Act of 1934, Zap.com has no business operations. Zap.Com is searching for assets or businesses that it can acquire so that it can become an operating company and may also consider developing a new business suitable for its situation. Zap.Com’s stock is traded on the National Association of Securities Dealers Over-The-Counter Electronic Bulletin Board (“NASD’s OTCBB”) under the symbol “ZPCM.”
Note 2. Cash and Cash Equivalents
All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company’s cash and cash equivalents at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009
	Amortized Cost	Fair Market Value	Unrealized Loss
U.S. Treasury Bills	$1,504,936	$1,504,895	$(41)

Treasury money market	356	356	—

Checking account	2,529	2,529	—

Total cash and cash equivalents	$1,507,821	$1,507,780	$(41)

As of June 30, 2009, amortized cost shown above included approximately $20 of accrued interest which was included within the “Other Receivables” caption on the Company’s Condensed Balance Sheet. Interest on the above Treasury Bills was 0.1% at June 30, 2009.

	December 31, 2008
	Amortized Cost	Fair Market Value	Unrealized Loss
U.S. Treasury Bills	$1,595,124	1,594,984	$(140)

Treasury money market	889	889	—

Checking account	994	994	—

Total cash and cash equivalents	$1,597,007	$1,596,867	$(140)

As of December 31, 2008, amortized cost shown above included no accrued interest. Interest on the above Treasury Bills was -0.1% at December 31, 2008.
Note 3. Related Party Transactions
Since its inception, the Company has utilized the services of the management and staff of its majority stockholder, Zapata, under a shared services agreement that allocated these costs on a percentage of time basis. Zap. Com also subleases its office space in Rochester, New York from Zapata. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata has waived its rights under the shared services agreement to be reimbursed for these expenses since May 2000. For these services, the Company recorded contributed capital of approximately $4,000 and $3,000 for the three months ended June 30, 2009 and 2008 respectively, and approximately $7,000 for the six months ended June 30, 2009 and 2008, respectively.
Note 4. Commitments and Contingencies
The Company has applied the disclosure provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”), to its agreements containing guarantee or indemnification clauses. These disclosure provisions expand those required by Statement of Financial Accounting Standard (“SFAS”) No. 5, “Accounting for Contingencies,” by requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote.
Related to its 1999 Initial Public Offering, the Company entered into numerous transactions with third parties and with Zapata. Pursuant to certain of these transactions, the Company may be obligated to indemnify other parties to these agreements.
Note 5. Stock Option Plan
Net loss for the three months ended June 30, 2009 included no share-based compensation costs in the condensed statements of operations. Additionally, all stock-based compensation arrangements were fully vested as of January 1, 2009 and therefore, there is no unrecognized compensation cost as of June 30, 2009.
The Company had no share-based grants in the three months ended June 30, 2009 and the year ended December 31, 2008. A summary of option activity as of June 30, 2009, and changes during the three months then ended is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2009	511,300	$0.08
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at June 30, 2009	511,300	$0.08	0.3	$87,000

Exercisable at June 30, 2009	511,300	$0.08	0.3	$87,000

Note 6. Recently Issued Accounting Pronouncements
In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”), which is effective for the Company for the quarterly period beginning April 1, 2009. FSP 115-2 amends existing guidance for determining whether an other than temporary impairment of debt securities has occurred. Among other changes, the FASB replaced the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security, and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. The adoption of FAS 115-2 did not have a material impact on the Company’s financial position, results of operations or cash flows.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 became effective starting with interim or annual financial periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s financial position, results of operations or cash flows.
Note 7. Subsequent Event / Change of Control
On July 9, 2009, Harbinger Capital Partners Master Fund I, Ltd. (“Master Fund”), Global Opportunities Breakaway Ltd. (“Global Fund”) and Harbinger Capital Partners Special Situations Fund, L.P. (“Special Situations Fund” and together with the Master Fund and Global Fund, the “Harbinger Funds”) purchased 9,937,962 shares of Zapata, or 51.6%, of Zapata’s common stock and 757,907 shares, or 1.5%, of our common stock from The Malcolm I. Glazer Family Limited Partnership, Malcolm I. Glazer, Avram A. Glazer, Linda Glazer, Bryan Glazer, Edward Glazer and Joel Glazer (the “Sellers”). We refer to this transaction as the “Harbinger Purchase Transaction.” In connection with the Harbinger Purchase Transaction, Philip A. Falcone, Lawrence M. Clark, Jr., Peter A. Jenson and Corrine J. Glass were elected to Zapata’s board of directors. Additionally, two incumbent independent directors and four incumbent directors affiliated with Zapata prior controlling stockholders resigned or were not re-elected at the 2009 annual meeting of our stockholders. Each of Messrs. Falcone, Clark and Jenson and Ms. Glass are employees of an affiliate of the Harbinger Funds.
Philip A. Falcone, Corrine J. Glass and Lawrence M. Clark, Jr. were also elected to the Zap.Com Board of Directors and Avram A. Glazer resigned as Chairman, President and Chief Executive Officer of Zap.Com, and as a director. Philip A. Falcone was elected Chairman, President and Chief Executive Officer of both Zapata and Zap.Com.
The information in this Report relating to the Harbinger Purchase Transaction and the beneficial ownership of Zapata shares and Zap.Com shares by the Harbinger Funds and the Sellers is based solely on the Schedule 13Ds filed with the Commission by The Malcolm I. Glazer Family Limited Partnership, Malcolm Glazer, Linda Glazer and related beneficial owners on June 19, 2009 and July 13, 2009 and by Harbinger Capital Partners Master Fund I, Ltd. and related beneficial owners on June 19, 2009 and July 13, 2009.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q (the “Report”), future filings by Zap.Com Corporation (referred to as “the Company,” “we,” “us,” “our,” or “Zap.Com”), with the Securities and Exchange Commission (the “Commission”) may contain certain “forward-looking” statements as such term is defined by the Commission in its rules, regulations and releases, which represent our expectations or beliefs, including, but not limited to, statements concerning our operations, economic performance, financial condition, growth and acquisition or business combination strategies, investments and future operational plans, such as those disclosed under the caption “Risk Factors” appearing in Item 1A of Part II of this Report, and in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “might,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements, by their nature, involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to acquisition or business combination, governmental regulation and any other factors discussed in our filings with the Commission. These risks and uncertainties include, without limitation, the following:
o	We have limited assets and no source of revenue.

o	We have not selected a specified industry in which to acquire or develop a business.

o	There is an absence of substantive disclosure relating to prospective new businesses.

o	If an acquisition or business combination is consummated, stockholders will not know its structure and will likely suffer dilution.

o	Management devotes insignificant time to activities of the Company.

o	Zapata and Zap.Com’s officers may have conflicts of interest.

o	There is significant competition for acquisition candidates.

o	There is no assurance of continued public trading market and being a low priced security may affect the market value of our stock.

o	Zapata’s control and the presence of interlocking directors and officers create potential conflicts of interest and could prevent a change of control.

o	We have liabilities as a member of Zapata’s consolidated tax group.

o	Because we do not intend to pay any cash dividends on our common stock, holders of our common stock will not be able to receive a return on their shares unless they sell their shares.

o	Our anti-takeover provisions in our corporate documents may have an adverse effect on the market price of our common stock.

o	A substantial amount of our common stock is eligible for sale into the market and this could depress our stock price.

o	Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test our internal controls over financial reporting and to report on our assessment as to the effectiveness of these controls. Any delays or difficulty in satisfying these requirements or negative reports concerning our internal controls could adversely affect our future results of operations and our stock price.
General
Zapata Corporation (“Zapata”) formed the Company for the purpose of creating and operating a global network of independently owned web sites. Zapata is the holder of approximately 98 percent of our outstanding common stock, and other than complying with our reporting requirements under the Securities Exchange Act of 1934 (the “Exchange Act”), we have no business operations. We are searching for assets or businesses to acquire so that we can become an operating company and may also consider developing a new business suitable for our situation. Our stock is traded on the NASD’s OTC Electronic Bulletin Board under the symbol “ZPCM.”
On July 9, 2009, Harbinger Capital Partners Master Fund I, Ltd. (“Master Fund”), Global Opportunities Breakaway Ltd. (“Global Fund”) and Harbinger Capital Partners Special Situations Fund, L.P. (“Special Situations Fund” and together with the Master Fund and Global Fund, the “Harbinger Funds”) purchased 9,937,962 shares of Zapata, or 51.6%, of Zapata’s common stock and 757,907 shares, or 1.5%, of our common stock from The Malcolm I. Glazer Family Limited Partnership, Malcolm I. Glazer, Avram A. Glazer, Linda Glazer, Bryan Glazer, Edward Glazer and Joel Glazer (the “Sellers”). We refer to this transaction as the “Harbinger Purchase Transaction.” In connection with the Harbinger Purchase Transaction, Philip A. Falcone, Lawrence M. Clark, Jr., Peter A. Jenson and Corrine J. Glass were elected to Zapata’s board of directors. Additionally, two incumbent independent directors and four incumbent directors affiliated with Zapata prior controlling stockholders resigned or were not re-elected at the 2009 annual meeting of Zapata stockholders. Each of Messrs. Falcone, Clark and Jenson and Ms. Glass are employees of an affiliate of the Harbinger Funds.
Philip A. Falcone, Corrine J. Glass and Lawrence M. Clark, Jr. were also elected to our Board of Directors and Avram A. Glazer resigned as Chairman, President and Chief Executive Officer of the Company, and as a director. Philip A. Falcone was elected Chairman, President and Chief Executive Officer of both Zapata and Zap.Com.
The information in this Report relating to the Harbinger Purchase Transaction and the beneficial ownership of Zapata shares and Zap.Com shares by the Harbinger Funds and the Sellers is based solely on the Schedule 13Ds filed with the Commission by The Malcolm I. Glazer Family Limited Partnership, Malcolm Glazer, Linda Glazer and related beneficial owners on June 19, 2009 and July 13, 2009 and by Harbinger Capital Partners Master Fund I, Ltd. and related beneficial owners on June 19, 2009 and July 13, 2009.
We will have broad discretion in identifying and selecting both the industries and the possible acquisition or business combination candidates within those industries to acquire. We have not identified a specific industry to focus on and have no present plans, proposals, arrangements or understandings with respect to the business combination or acquisition of any specific business. There can be no assurance that we will be able to identify or successfully complete any such transactions.
As of the date of this Report, we are not a party to any agreements providing for the acquisition of an operating business, business combination or other similar transaction, but we continue to search for acquisition targets. We do not yet know the structure of any acquisition or business combination. We may pay consideration in the form of cash, our securities or a combination of both. We may raise capital through the issuance of equity or debt and may utilize non-investment grade securities as a part of an acquisition or business combination strategy.
If we raise additional funds through the issuance of equity or debt securities, these securities may have rights, preferences or privileges senior to those of the rights of Zap.Com’s common stockholders, who would then experience dilution. Additionally, potential third party equity investors may be unwilling to invest in Zap.Com due to Zapata’s voting control over Zap.Com and the significant potential for dilution of a potential investor’s ownership in our common stock. Zapata’s voting control may be unattractive because it makes it more difficult for a third party to acquire the Company even if a change of control could benefit our stockholders by providing them with a premium over the then current market price for their shares. Additionally, numerous companies throughout the United States will compete vigorously with Zap.Com for target acquisition candidates. Venture capital companies as well as established corporations and entities, most of which have greater resources than we do, will vie for such acquisition candidates. The Company is categorized as a “shell company” as that term is used in the Commission’s rules. These rules prohibit the use of Form S-8 by a shell company, and require a shell company to file a Form 8-K to report the same type of information that would be required if it were filing to register a class of securities under the Exchange Act whenever the shell company is reporting the event that caused it to cease being a shell company. Being a shell company may adversely impact the Company’s ability to offer our stock to officers, directors and consultants, and thereby make it more difficult to attract and retain qualified individuals to perform services for the Company, and it will likely increase the costs of registration compliance following the completion of a business combination.
Results of Operations
For the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008, operations consisted of the following:
Revenues. We did not generate any revenue for the three month and six month periods ended June 30, 2009 and 2008, and we do not presently have any business from which we may generate revenue in the future.
Cost of revenues. As a result of ceasing all Internet operations, we have incurred no cost of revenues for the three month and six month periods ended June 30, 2009 and 2008.
General and administrative expenses. General and administrative expenses consist primarily of legal and accounting services, insurance premiums, printing and filing costs, salaries and wages (including costs allocated by Zapata pursuant to a services agreement), and various other costs. General and administrative expenses for the three month period ended June 30, 2009 were $56,000 as compared to $16,000 for the three month period ended June 30, 2008. For the six months ended

June 30, 2009, general and administrative expenses were $106,000 as compared to $46,000 for the six months ended June 30, 2008. These increases relate primarily to an increase in professional fees and costs associated with the printing and mailing of the Company’s annual report.
Interest Income. Interest income is generated on cash and short-term investments which are invested in U.S. Government Agency securities. Interest earned for the three months ended June 30, 2009 and 2008 was $300 and $8,000, respectively. Interest earned for the six months ended June 30, 2009 and 2008 was $300 and $24,000, respectively. The decreased interest income for 2009 was primarily a result of lower interest rates on U.S. Government Agency securities as compared to rates in 2008.
Liquidity and Capital Resources
We have not generated any significant revenue since inception. As a result, our primary source of liquidity has been the initial capitalization from Zapata and two former Zapata directors, and thereafter, the interest income generated on cash reserves invested in cash, cash equivalents and short-term investments. As of June 30, 2009, our cash, cash equivalents and short-term investments were $1.5 million.
Since inception, we have utilized services of the management and staff and office space of our majority stockholder, Zapata,under a shared services agreement that allocated these costs. Effective May 1, 2000, Zapata has waived its rights under the services agreements to be reimbursed these costs. For the three months ended June 30, 2009 and 2008, we recorded approximately $3,000, and for the six months ended June 30, 2009 and 2008, we recorded approximately $7,000, respectively, as contributed capital for these services. Should Zapata not renew its waiver, we may incur future cash payments under the shared services agreement.
We believe that we have sufficient resources to satisfy our existing and contingent liabilities and our anticipated operating expenses for the next twelve months. Until such time as a business combination is consummated, we expect these expenses to consist mainly of general and administrative expenses incurred in connection with maintaining our status as a publicly traded company. We have no commitments for capital expenditures and foresee none, except for possible future acquisitions or business combination. In order to effect an acquisition or business combination, however, we may need additional financing. There is no assurance that any such financing will be available or available on the terms favorable or acceptable to the Company.
Cash Flows
Cash used in operating activities was $89,000 for the six months ended June 30, 2009 as compared to $70,000 for the comparable period of the prior year. The increase in cash used in operating activities is the result of the timing of payments made for accrued liabilities and interest payments received on cash reserves.
For the six months ended June 30, 2009 and 2008, we had no cash flows from investing or financing activities.
Recent Accounting Pronouncements
In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”), which is effective for the Company for the quarterly period beginning April 1, 2009. FSP 115-2 amends existing guidance for determining whether an other than temporary impairment of debt securities has occurred. Among other changes, the FASB replaced the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security, and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. The adoption of FAS 115-2 did not have a material impact on our financial position, results of operations or cash flows.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 became effective starting with interim or annual financial periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on our financial position, results of operations or cash flows.
Critical Accounting Policies
As of June 30, 2009, our critical accounting policies and estimates have not changed materially from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Off-Balance Sheet Arrangements
As of June 30, 2009, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial position, results of operations or cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not required for Smaller Reporting Companies.
Item 4T. Controls and Procedures
Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.
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
Changes in Internal Controls Over Financial Reporting
An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended June 30, 2009. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended June 30, 2009 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 1A. Risk Factors
In examining an investment in our common stock, you should be aware that there are various risks which could negatively impact our results of operations, cash flows and financial condition, including those described below. We urge you to carefully consider these risk factors and other risks and uncertainties identified in our filings made with the Commission, press releases and public statements made by our authorized officers before you decide to purchase or make an investment decision regarding our common stock.

We have limited assets and no source of revenue.
We have limited assets and have had no significant revenue since inception, nor will we receive any operating revenues until we complete an acquisition business combination, reorganization, merger or successfully develop a new business. We can provide no assurance that any acquired business will produce any material revenues for the Company or its stockholders or that any such business will operate on a profitable basis.
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
Because we have not yet identified any assets, property or business that we may acquire or develop, our current stockholders and potential investors in the Company have virtually no substantive information about any such new business upon which to base a decision whether to invest in the company. We can provide no assurance that any investment in the Company will ultimately prove to be favorable. In any event, stockholders and potential investors will not have access to any information about any new business until such time as a transaction is completed and we have filed a report with the Commission disclosing the nature of such transaction and/or business.
If an acquisition or business combination is consummated, stockholders will not know its structure and will likely suffer dilution.
Our management has had no contact or discussions regarding, and there are no present plans, proposals or arrangements to acquire any specific assets, property or business. Accordingly, it is unclear whether such an acquisition or business combination would take the form of an exchange of capital stock, a merger or an asset acquisition. However, because we have limited resources as of the date hereof, such acquisition is likely to involve the issuance of our stock.
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
Members of the Company’s management are not required to and do not devote their full time to the affairs of the Company. Because of their time commitments to Zapata, as well as the fact that we have no business operations, our members of management anticipate that they will not devote a significant amount of time to the activities of the Company, except in connection with identifying a suitable business combination, acquisition target or business to develop.
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
To date, there has been only a limited public market for our common stock. Our common stock is currently quoted on the OTCBB. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of our stock. Our stock is subject to the low-priced security or so called “penny stock” rules of the Commission that impose additional sales practice requirements on broker/dealers who sell such securities. Some of such requirements are discussed below.
A broker/dealer selling “penny stocks” must, at least two business (2) days prior to effecting a customer’s first transaction in a “penny stock,” provide the customer with a document containing information mandated by the Commission regarding the risks of investing in our stock, and the broker/dealer must receive a signed and dated written acknowledgement of the customer’s receipt of that document prior to effecting a customer’s first transaction in a “penny stock.”
Subject to limited exceptions, a broker/dealer must obtain information from a customer concerning the customer’s financial situation, investment experience and investment objectives and, based on the information and any other information known by the broker/dealer, the broker/dealer must reasonably determine that transactions in “penny stocks” are suitable for the customer, that the customer has sufficient knowledge and experience in financial matters, and that the customer reasonably may be expected to be capable of evaluating the risks of transactions in “penny stocks.” A broker/dealer must, at least two business (2) days prior to effecting a customer’s first purchase of a “penny stock” send a statement of this determination, together with other disclosures required by the Commission, to the customer, and the broker/dealer must receive a signed and dated copy of the statement prior to effecting the customer’s first purchase of a “penny stock.”
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
In addition, our executive officers also are directors, officers or employees of Zapata and, in most cases, either own, or hold an option to purchase, equity securities of Zapata. In addition, the Harbinger Funds control and beneficially own approximately 51.6 percent of Zapata’s outstanding common stock. As a result, these executive officers and the Harbinger Funds have inherent potential conflicts of interest when making decisions related to transactions between Zapata and us. Zapata’s ability to control matters listed above together with the potential conflicts of interest of its executive officers who also serve as executive officers of Zap.Com and our Chairman of the Board could adversely affect the trading price and liquidity of our common stock. These factors could limit the price that investors might be willing to pay for our common stock in the future.
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
Sales of a substantial number of shares of our common stock in the future could cause the market price of our common stock to decline. As of the date of this document, we have outstanding 50,004,474 shares of common stock, of which Zapata owns 48,972,258 shares and the Harbinger Funds own 757,907 shares with the remainder owned by public stockholders. Additionally, we have 3,000,000 shares of common stock reserved for issuance under our 1999 Long-Term Incentive Plan. As of July 27, 2009, the Company had 146,300 stock options outstanding and 2,853,700 shares available for issuance under the plan.
All of our shares distributed by Zapata to its stockholders on November 12, 1999 are freely tradable without restriction or further registration under the federal securities laws unless acquired by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933. All of the shares held by Zapata (other than 1,000,000 shares available for sale by Zapata under an effective registration statement), acquired by “affiliates” in Zapata’s distribution or by the Harbinger Funds in connection with the Harbinger Purchase Transaction are “restricted securities” under the Securities Act and available for resale upon compliance with Rule 144, including the one year holding period and the timing, manner and volume of sales of these shares. In the absence of Rule 144’s availability, these shares may only be publicly resold if they are registered or another exemption is available.
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
We may in the future discover areas of our internal controls that need improvement, particularly with respect to businesses that we may acquire in the future. We cannot be certain that any remedial measures we take will ensure that we implement and maintain adequate internal controls over our financial reporting processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal controls over financial reporting, or if our independent auditors are unable to provide us with an unqualified report regarding the effectiveness of our internal controls over financial reporting as required by Section 404, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the market price of our common stock. Failure to comply with Section 404 could potentially subject us to sanctions or investigations by the Commission, or other regulatory authorities, which could also result in a decrease in the market price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.

Item 5. Other Information
     None.
Item 6. Exhibits
(a)	Exhibits:
3.1	Restated Articles of Incorporation of Zap.Com Corporation (“Zap.Com”) (incorporated by reference to Exhibit 3.1 of Zap.Com’s Amended Registration Statement on Form S-1/A, dated November 4, 1999)

3.2	Amended and Restated Bylaws of Zap.Com (incorporated by reference to Exhibit 3.2 of Zap.Com’s Registration Statement on Form S-1, dated April 13, 1999)

31.1*	Certification of CEO as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of CFO as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAP.COM CORPORATION (Registrant)
August 7, 2009
	By:	/s/ LEONARD DISALVO
Vice President and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)