Form 10-Q
period 2009-09-30
ZAP COM CORP
filed 2009-11-04
CIK 1083243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑     No ☐
As of October 31, 2009, the Registrant had outstanding 50,004,474 shares common stock, $0.001 par value.

ZAP.COM CORPORATION

PART I — UNDAUDTED FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements and Notes
ZAP.COM CORPORATION
UNAUDITED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2009	2008

ASSETS:
Current assets:
Cash and cash equivalents	$1,471,938	$1,597,007

Total current assets	$1,471,938	$1,597,007

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$—	$2,868
Accrued liabilities	17,500	150

Total current liabilities	17,500	3,018

Commitments and Contingencies (Note 5)

Stockholders’ Equity:
Preferred stock, $0.01 par value, 150,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $.001 par value, 1,500,000,000 shares authorized; 50,004,474 shares issued and outstanding	50,004	50,004
Additional paid in capital	10,923,517	10,914,528
Accumulated deficit	(9,519,083)	(9,370,543)

Total stockholders’ equity	1,454,438	1,593,989

Total liabilities and stockholders’ equity	$1,471,938	$1,597,007

The accompanying notes are an integral part of these condensed financial statements.

ZAP.COM CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	—

Gross profit	—	—	—	—

Operating expenses:
General and administrative	42,686	18,174	149,093	63,851

Operating loss	(42,686)	(18,174)	(149,093)	(63,851)

Other income:
Interest income	275	4,589	553	28,398
Other, net	—	—	—	6,197

Total other income	275	4,589	553	34,595

Loss before income taxes	(42,411)	(13,585)	(148,540)	(29,256)

Income taxes	—	—	—	—

Net loss	$(42,411)	$(13,585)	$(148,540)	$(29,256)

Per share data (basic and diluted):
Net loss per share	$0.00	$0.00	$0.00	$0.00

Weighted average number of common shares	50,004,474	50,004,474	50,004,474	50,004,474

The accompanying notes are an integral part of these condensed financial statements.

ZAP.COM CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(148,540)	$(29,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed capital from Zapata for unreimbursed management services and rent	8,989	10,293
Changes in assets and liabilities:
Other receivables	—	(1,554)
Accounts payable	(2,868)	(21,855)
Accrued liabilities	17,350	(37,750)

Net cash used in operating activities	(125,069)	(80,122)
Cash flows from investing activities:
Purchases of investments	—	(3,245,284)
Maturities of investments	—	1,641,518

Net cash used in investing activities	—	(1,603,766)

Net change in cash and cash equivalents	(125,069)	(1,683,888)
Cash and cash equivalents at beginning of period	1,597,007	1,686,624

Cash and cash equivalents at end of period	$1,471,938	$2,736

The accompanying notes are an integral part of the condensed financial statements.

ZAP.COM CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1. Summary of Operations and Basis of Presentation
The unaudited condensed financial statements included herein have been prepared by Zap.Com Corporation (referred to as “the Company,” “we,” “us,” “our,” or “Zap.Com”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Zap.Com believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Zap.Com’s latest Annual Report on Form 10-K filed with the Commission. The results of the operations for the three months and nine months ended September 30, 2009 are not necessarily indicative of the results for any subsequent quarter or the entire year ending December 31, 2009. The Company evaluated subsequent events through November 4, 2009, when the financial statements were issued.
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
Note 2. Change of Control
On July 9, 2009, Harbinger Capital Partners Master Fund I, Ltd. (“Master Fund”), Global Opportunities Breakaway Ltd. (“Global Fund”) and Harbinger Capital Partners Special Situations Fund, L.P. (“Special Situations Fund” and together with the Master Fund and Global Fund, the “Harbinger Funds”) purchased 9,937,962 shares, or 51.6%, of Zapata’s common stock and 757,907 shares, or 1.5%, of our common stock from The Malcolm I. Glazer Family Limited Partnership, Malcolm I. Glazer, Avram A. Glazer, Linda Glazer, Bryan Glazer, Edward Glazer and Joel Glazer (the “Sellers”). We refer to this transaction as the “Harbinger Purchase Transaction.” The Harbinger Funds later purchased 12,099 additional shares of Zapata’s common stock. In connection with the Harbinger Purchase Transaction, Philip A. Falcone, Lawrence M. Clark, Jr., Peter A. Jenson and Corrine J. Glass were elected to Zapata’s board of directors, and two incumbent independent directors and four incumbent directors affiliated with Zapata’s prior controlling stockholders resigned or were not re-elected. Each of Messrs. Falcone, Clark and Jenson and Ms. Glass are employees of an affiliate of the Harbinger Funds.
Philip A. Falcone, Corrine J. Glass and Lawrence M. Clark, Jr. were also elected to the Zap.Com Board of Directors (the “Board”) and Avram A. Glazer resigned as Chairman, President and Chief Executive Officer of Zap.Com, and as a director. Philip A. Falcone was elected Chairman, President and Chief Executive Officer of both Zapata and Zap.Com.
The information in this Report relating to the Harbinger Purchase Transaction and the beneficial ownership of Zapata shares and Zap.Com shares by the Harbinger Funds and the Sellers is based solely on the Schedule 13Ds filed with the Commission by The Malcolm I. Glazer Family Limited Partnership, Malcolm Glazer, Linda Glazer and related beneficial owners on June 19, 2009 and July 13, 2009 and by Harbinger Capital Partners Master Fund I, Ltd. and related beneficial owners on June 19, 2009, July 13, 2009 and November 4, 2009.
On October 7, 2009, Ms. Glass resigned from our Board and Zapata’s Board of Directors and Keith Hladek, an employee of an affiliate of the Harbinger Funds, was elected to both boards.

Note 3. Cash and Cash Equivalents
All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company’s cash and cash equivalents at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009
	Amortized Cost	Fair Market Value	Unrealized Loss
U.S. Treasury Bills	$1,448,000	$1,447,971	$(29)
Treasury money market	23,567	23,567	—
Checking account	371	371	—

Total cash and cash equivalents	$1,471,938	$1,471,909	$(29)

Interest on the above Treasury Bills was 0.0% at September 30, 2009. Accordingly, there was no accrued interest included within the amortized cost shown above.

	December 31, 2008
	Amortized Cost	Fair Market Value	Unrealized Loss
U.S. Treasury Bills	$1,595,124	1,594,984	$(140)
Treasury money market	889	889	—
Checking account	994	994	—

Total cash and cash equivalents	$1,597,007	$1,596,867	$(140)

As of December 31, 2008, amortized cost shown above included no accrued interest. Interest on the above Treasury Bills was -0.1% at December 31, 2008.
Note 4. Related Party Transactions
Since its inception, the Company has utilized the services of the management and staff of its majority stockholder, Zapata Corporation, under a shared services agreement that allocated these costs on a percentage of time basis. Zap. Com also subleases its office space in Rochester, New York from Zapata. Under the sublease agreement, annual rental payments are allocated on a cost basis. Zapata has waived its rights under the shared services agreement to be reimbursed for these expenses since May 2000. For these services, the Company recorded contributed capital of approximately $2,000 and $3,000 for the three months ended September 30, 2009 and 2008 respectively, and approximately $9,000 and $10,000 for the nine months ended September 30, 2009 and 2008, respectively.
Note 5. Commitments and Contingencies
The Company complies with current accounting rules for guarantees for any agreements containing guarantees or indemnification clauses that require a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements in which the Company is the guarantor.
In connection with its 1999 Initial Public Offering, the Company entered into transactions with Zapata which included various indemnification clauses. These indemnification obligations existed prior to the Company’s adoption of the current accounting rules for guarantees therefore, recognition requirements for these arrangements are not applicable, although the Company is required to disclose the arrangements even if the likelihood of requiring the guarantor’s performance is remote.

Note 6. Stock Option Plan
Net loss for the nine months ended September 30, 2009 included no share-based compensation costs in the condensed statements of operations. Additionally, all stock-based compensation arrangements were fully vested as of January 1, 2009 and therefore, there is no unrecognized compensation cost as of September 30, 2009.
The Company had no share-based grants in the nine months ended September 30, 2009 and the year ended December 31, 2008. A summary of option activity as of September 30, 2009, and changes during the nine months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2009	511,300	$0.08
Granted	—	—
Exercised	—	—
Forfeited or expired	365,000	$0.08

Outstanding at September 30, 2009	146,300	$0.08	0.1 years	$39,500

Exercisable at September 30, 2009	146,300	$0.08	0.1 years	$39,500

Note 7. Recently Issued Accounting Pronouncements
Effective for the quarterly period beginning April 1, 2009, the Company was required to implement new accounting guidance that amended existing regulations for determining whether an other than temporary impairment of debt securities has occurred. Among other changes, the new guidance replaced the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security, and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.
Effective starting with interim or annual financial periods ending after September 15, 2009, the Company is required to include additional disclosures for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance with respect to such disclosures includes: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The implementation of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q (the “Report”) and future filings by Zap.Com with the Commission, may contain certain “forward-looking” statements as such term is defined by the Commission in its rules, regulations and releases, which represent our expectations or beliefs, including, but not limited to, statements concerning our operations, economic performance, financial condition, growth and acquisition or business combination strategies, investments and future operational plans, such as those disclosed under the caption “Risk Factors” appearing in Item 1A of Part II of this Report, and in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “might,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements, by their nature, involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to acquisition or business combinations, governmental regulation and any other factors discussed in our filings with the Commission. These risks and uncertainties include, without limitation, the following:

•	We have limited assets and no source of revenue.

•	We have not selected a specified industry in which to acquire or develop a business.

•	There is an absence of substantive disclosure relating to prospective new businesses.

•	If an acquisition or business combination is consummated, stockholders will not know its structure and will likely suffer dilution.

•	Management devotes insignificant time to activities of the Company.

•	Zapata and Zap.Com’s officers may have conflicts of interest.

•	There is significant competition for acquisition candidates.

•	There is no assurance of continued public trading market and being a low priced security may affect the market value of our stock.

•	Zapata’s control and the presence of interlocking directors and officers create potential conflicts of interest and could prevent a change of control.

•	We have liabilities as a member of Zapata’s consolidated tax group.

•	Because we do not intend to pay any cash dividends on our common stock, holders of our common stock will not be able to receive a return on their shares unless they sell their shares.

•	Our anti-takeover provisions in our corporate documents may have an adverse effect on the market price of our common stock.

•	A substantial amount of our common stock is eligible for sale into the market and this could depress our stock price.

•	Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test our internal controls over financial reporting and to report on our assessment as to the effectiveness of these controls. Any delays or difficulty in satisfying these requirements or negative reports concerning our internal controls could adversely affect our future results of operations and our stock price.
General
Zapata formed the Company for the purpose of creating and operating a global network of independently owned web sites. Zapata is the holder of approximately 98 percent of our outstanding common stock, and other than complying with our reporting requirements under the Securities Exchange Act of 1934 (the “Exchange Act”), we have no business operations. We are searching for assets or businesses to acquire so that we can become an operating company and may also consider developing a new business suitable for our situation. Our stock is traded on the NASD’s OTCBB under the symbol “ZPCM.”
On July 9, 2009, the Harbinger Funds purchased 9,937,962 shares, or 51.6%, of Zapata’s common stock and 757,907 shares, or 1.5%, of our common stock. We refer to this transaction as the “Harbinger Purchase Transaction.” The Harbinger Funds subsequently purchased an additional 12,099 shares of Zapata’s common stock, resulting in a total of 9,950,061 shares, or 51.6% of Zapata’s outstanding common stock. Zapata’s board of directors is now constituted of Philip A. Falcone, Lawrence M. Clark, Jr., Peter A. Jenson and Keith Hladek, each of whom is an employee of an affiliate of the Harbinger Funds, and Lap Wai Chan, Thomas Hudgins and Robert Leffler, each of whom is an independent director. Philip A. Falcone is Zapata’s Chairman of the Board, President and Chief Executive Officer and Peter Jenson is Zapata’s Secretary .
The Board is now constituted of Philip A. Falcone, Lawrence M. Clark, Jr. and Keith Hladek. Philip A. Falcone is our Chairman of the Board, President and Chief Executive Officer, Peter Jenson is our Secretary.

The information in this Report relating to the Harbinger Purchase Transaction and the beneficial ownership of Zapata shares and Zap.Com shares by the Harbinger Funds and the Sellers is based solely on the Schedule 13Ds filed with the Commission by The Malcolm I. Glazer Family Limited Partnership, Malcolm Glazer, Linda Glazer and related beneficial owners on June 19, 2009 and July 13, 2009 and by Harbinger Capital Partners Master Fund I, Ltd. and related beneficial owners on June 19, 2009, July 13, 2009, and November 4, 2009.
We will have broad discretion in identifying and selecting both the industries and the possible acquisition or business combination candidates. We have not identified a specific industry to focus on and have no present plans, proposals, arrangements or understandings with respect to the business combination or acquisition of any specific business. There can be no assurance that we will be able to identify or successfully complete any such transactions.
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
Results of Operations
For the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, operations consisted of the following:
Revenues. We did not generate any revenue for the three month and nine month periods ended September 30, 2009 and 2008, and we do not presently have any business from which we may generate revenue in the future.
Cost of revenues. As a result of ceasing all Internet operations, we have incurred no cost of revenues for the three month and nine month periods ended September 30, 2009 and 2008.
General and administrative expenses. General and administrative expenses consist primarily of legal and accounting services, insurance premiums, printing and filing costs, salaries and wages (including costs allocated by Zapata pursuant to a services agreement), and various other costs. General and administrative expenses for the three month period ended September 30, 2009 were approximately $43,000 as compared to $18,000 for the three month period ended September 30, 2008. For the nine months ended September 30, 2009, general and administrative expenses were approximately $149,000 as compared to $64,000 for the nine months ended September 30, 2008. These increases relate primarily to an increase in professional fees.
Interest Income. Interest income is generated on cash and short-term investments which are invested in U.S. Government Agency securities. Interest earned for the three months ended September 30, 2009 and 2008 was approximately $300 and $5,000, respectively. Interest earned for the nine months ended September 30, 2009 and 2008 was approximately $600 and $28,000, respectively. The decreased interest income for 2009 was primarily a result of lower interest rates on U.S. Government Agency securities as compared to rates in 2008.

Liquidity and Capital Resources
We have not generated any significant revenue since inception. As a result, our primary source of liquidity has been the initial capitalization from Zapata and two former Zapata directors, and thereafter, the interest income generated on cash reserves invested in cash, cash equivalents and short-term investments. As of September 30, 2009, our cash, cash equivalents and short-term investments were $1.5 million.
Since inception, we have utilized services of the management and staff and office space of our majority stockholder, Zapata, under a shared services agreement that allocated these costs. Effective May 1, 2000, Zapata has waived its rights under the services agreements to be reimbursed these costs. For the three months ended September 30, 2009 and 2008, we recorded approximately $2,000 and $3,000 respectively, and for the nine months ended September 30, 2009 and 2008, we recorded approximately $9,000 and $10,000, respectively, as contributed capital for these services. Should Zapata not renew its waiver, we may incur future cash payments under the shared services agreement.
We believe that we have sufficient resources to satisfy our existing and contingent liabilities and our anticipated operating expenses for the next twelve months. Until such time as a business combination is consummated, we expect these expenses to consist mainly of general and administrative expenses incurred in connection with maintaining our status as a publicly traded company. We have no commitments for capital expenditures and foresee none, except for possible future acquisition or business combinations. In order to effect an acquisition or business combination, however, we may need additional financing. There is no assurance that any such financing will be available or available on the terms favorable or acceptable to the Company.
Cash Flows
Cash used in operating activities was $125,000 for the nine months ended September 30, 2009 as compared to $80,000 for the comparable period of the prior year. The increase in cash used in operating activities is the result of an increase in professional fees, the timing of payments made for accrued liabilities and interest payments received on cash reserves.
For the nine months ended September 30, 2009 and 2008, we had no cash flows from investing or financing activities.
Recent Accounting Pronouncements
Effective for the quarterly period beginning April 1, 2009, the Company was required to implement new accounting guidance that amended existing regulations for determining whether an other than temporary impairment of debt securities has occurred. Among other changes, the new guidance replaced the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security, and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.
Effective starting with interim or annual financial periods ending after September 15, 2009, the Company is required to include additional disclosures for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance with respect to such disclosures includes: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The implementation of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

Critical Accounting Policies
As of September 30, 2009, our critical accounting policies and estimates have not changed materially from those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Off-Balance Sheet Arrangements
As of September 30, 2009, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial position, results of operations or cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not required for Smaller Reporting Companies.
Item 4T. Controls and Procedures
Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.
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
Changes in Internal Controls Over Financial Reporting
An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2009. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended September 30, 2009 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
We have limited assets and have had no significant revenue since inception, nor will we receive any operating revenues until we complete an acquisition, business combination, reorganization, merger or successfully develop a new business. We can provide no assurance that any acquired business will produce any material revenues for the Company or its stockholders or that any such business will operate on a profitable basis.
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
Our management has had no contact or discussions regarding, and there are no present plans, proposals or arrangements to acquire any specific assets, property or business. Accordingly, it is unclear whether such an acquisition or business combination would take the form of an exchange of capital stock, a merger or an asset acquisition. However, because we have limited resources as of the date hereof, such acquisition or business combination is likely to involve the issuance of our stock.
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
As of the date of this report, we have reserved 3,000,000 shares for options issued or to be issued pursuant to our 1999 Long-Term Incentive Plan. There are no outstanding options as of the date of this report. The issuance of shares upon the exercise of the above securities may have a dilutive effect in the future on our common stock, which may adversely affect the price of our common stock.
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
Sales of a substantial number of shares of our common stock in the future could cause the market price of our common stock to decline. As of the date of this document, we have outstanding 50,004,474 shares of common stock, of which Zapata owns 48,972,258 shares and the Harbinger Funds own 757,907 shares with the remainder owned by public stockholders. Additionally, we have 3,000,000 shares of common stock reserved for issuance under our 1999 Long-Term Incentive Plan. As of October 31, 2009, the Company had no stock options outstanding and 3,000,000 shares available for issuance under the plan.
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
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits
     (a) Exhibits:

3.1	Restated Articles of Incorporation of Zap.Com Corporation (“Zap.Com”) (incorporated by reference to Exhibit 3.1 of Zap.Com’s Amended Registration Statement on Form S-1/A, dated November 4, 1999)

3.2*	Amended and Restated Bylaws of Zap.Com.

10.1*	Form of Indemnification Agreement by and among Zapata and Zap.Com Corporation and the Directors or Officers of Zapata and Zap.Com Corporation.

31.1*	Certification of CEO as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of CFO as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 4, 2009	ZAP.COM CORPORATION (Registrant)
	By:	/s/ LEONARD DISALVO
Vice President and Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)