Form 10-K
period 2009-12-31
ZAP COM CORP
filed 2010-03-09
CIK 1083243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
TITLE OF EACH CLASS:
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  or  No ☑

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  or  No ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☑  or  No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was $245,600. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, corporate officers and holders of 10% or more of the Company’s common stock.

As of February 19, 2010, the Registrant had outstanding 50,004,474 shares of common stock, $0.001 par value.

Documents Incorporated By Reference: The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s information statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14C on or prior to April 30, 2010.

FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. This document contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Zap.Com Corporation (referred to as “the Company,” “we,” “us,” or “our”) intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and includes this statement for purposes of such safe harbor provisions. “Forward-looking” statements, as such term is defined by the Securities Exchange Commission (the “Commission”) in its rules, regulations and releases, represent our expectations or beliefs, including, but not limited to, statements concerning our operations, economic performance, financial condition, growth and acquisition strategies, investments and future operational plans, such as those disclosed under the caption “Risk Factors” appearing in Item 1A of Part I of this report. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “might,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements, by their nature, involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to acquisitions, governmental regulation and any other factors discussed in our filings with the Commission. These risks and uncertainties include, without limitation, the following:

•	We have limited assets and no source of revenue.

•	We have not selected a specific industry in which to acquire or develop a business.

•	We may suffer adverse consequences if we are deemed an investment company, as defined in Item 1A, and we may incur significant costs to avoid investment company status.

•	There is no substantive disclosure relating to prospective new businesses.

•	If an acquisition or business combination is consummated, stockholders will likely not know its structure in advance and will likely suffer dilution.

•	The Company is categorized as a “shell company” as that term is used in the Commission’s rules.

•	Management devotes insignificant time to activities of the Company.

•	Zap.Com’s officers and Harbinger Group Inc. (our “Principal Stockholder”) may have conflicts of interest.

•	There is significant competition for acquisition candidates.

•	There is no assurance of a continued public trading market for our stock and being a low priced security may affect the market value of our stock.

•	Our Principal Stockholder controls us and the presence of interlocking directors and officers create potential conflicts of interest and could prevent a change of control.

•	We may have liabilities as a member of our Principal Stockholder’s consolidated tax group.

•	Because we do not intend to pay any cash dividends on our common stock, holders of our common stock will not be able to receive a return on their shares unless they sell their shares.

•	Our anti-takeover provisions in our corporate documents may have an adverse effect on the market price of our common stock.

•	A substantial amount of our common stock is eligible for sale into the market and this could depress our stock price.

•	Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test our internal controls over financial reporting and to report on our assessment as to the effectiveness of these controls. Any delays or difficulty in satisfying these requirements or negative reports concerning our internal controls could adversely affect our future results of operations and our stock price.

PART I

Item 1.	Business

General

Zap.Com was incorporated in Nevada in 1999 for the purpose of creating and operating a global network of independently owned web sites. Our Principal Stockholder, Harbinger Group Inc., owns approximately 98% of our outstanding common stock, and prior to its reincorporation in December 2009, was named Zapata Corporation. Other than complying with our reporting requirements under the Exchange Act, we have no business operations. We may search for assets or businesses to acquire so that we can become an operating company.

We have broad discretion in identifying and selecting both the industries and the possible acquisition or business combination candidates. We have not identified a specific industry to focus on and have no present plans, proposals, arrangements or understandings with respect to a business combination or acquisition of any specific business. There can be no assurance that we will be able to identify or successfully complete any such transactions. As of the date of this report, we are not a party to any agreements providing for a business combination or other acquisition of assets. We may pay acquisition consideration in the form of cash, debt or equity securities or a combination thereof. In addition, as a part of our acquisition strategy we may consider raising additional capital through the issuance of equity or debt securities, including the issuance of preferred stock.

Change of Control

On July 9, 2009, Harbinger Capital Partners Master Fund I, Ltd. (“Master Fund”), Global Opportunities Breakaway Ltd. (“Global Fund”) and Harbinger Capital Partners Special Situations Fund, L.P. (“Special Situations Fund” and together with the Master Fund and Global Fund, the “Harbinger Funds”) purchased 9,937,962 shares, or 51.6%, of our Principal Stockholder’s common stock and 757,907 shares, or 1.5%, of our common stock. We refer to this transaction as the “2009 Change of Control.” The Harbinger Funds later purchased 740 additional shares of our common stock and 12,099 additional shares of our Principal Stockholder’s common stock.

Available Information

We file annual, quarterly and current reports and other information with the SEC. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed under the Exchange Act, as well as Section 16 filings by officers and directors, are available free of charge at www.sec.gov. We will provide a copy of these documents to stockholders upon request. We do not maintain a website.

In addition, the public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

We have adopted a Code of Ethics and Business Conduct that applies to all of our directors and key employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We will provide without charge, upon request, a copy of the Code of Ethics and Business Conduct. Anyone wishing to obtain a copy should write to Zap.Com Corporation, Investor Relations, 100 Meridian Centre Suite 350, Rochester, NY 14618.

Financial Information About Industry Segments

We follow the accounting guidance which establishes standards for the way companies report information about operating segments in annual financial statements and for related disclosures about products and services, geographic areas and major customers. We have determined that we do not have any separately reportable operating segments.

Employees

At December 31, 2009, we employed three executive personnel. These employees are also employees of our Principal Stockholder and do not receive a salary or bonus from Zap.Com. In the normal course of business, we use contract personnel to supplement our employee base to meet our business needs. We believe that our employee relations are generally satisfactory.

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

We have limited assets and have had no significant revenue since inception, nor will we receive any operating revenues until we complete an acquisition or business combination, or we successfully develop a new business. We can provide no assurance that any acquired business will produce any material revenues for the Company or its stockholders or that any such business will operate on a profitable basis.

We have not selected a specific industry in which to acquire or develop a business.

To date, we have not identified any particular industry or business in which to concentrate our acquisition efforts. Accordingly, our current stockholders and prospective investors have no basis to evaluate the comparative risks and merits of investing in the industry of any business we may acquire or develop. If we acquire a business in a high risk industry, we will become subject to those risks. Similarly, if we acquire a financially unstable business or a business that is in the early stages of development, we will become subject to the numerous risks to which such businesses are subject. Although management intends to consider the risks inherent in any industry and business in which we may become involved, there can be no assurance that it will correctly assess such risks.

We may suffer adverse consequences if we are deemed an investment company (defined below) and we may incur significant costs to avoid investment company status.

We believe that we are not an investment company as defined by the Investment Company Act of 1940. If the Commission or a court were to disagree with us, we could be required to register as an investment company. This would negatively affect our ability to consummate an acquisition of an operating company, subjecting us to disclosure and accounting guidance geared toward investment, rather than operating, companies; limiting our ability to borrow money, issue options, issue multiple classes of stock and debt, and engage in transactions with affiliates; and requiring us to undertake significant costs and expenses to meet the disclosure and regulatory requirements to which we would be subject as a registered investment company.

There is no substantive disclosure relating to prospective new businesses.

Because we have not yet identified any assets, property or business that we may acquire or develop, our current stockholders and potential investors in the Company have no substantive information about any such new business upon which to base a decision whether to invest in the Company. We can provide no assurance that any investment in the Company will ultimately prove to be favorable. In any event, stockholders and potential investors will likely not have access to any information about any new business until a transaction is completed and we have filed a report with the Commission disclosing the nature of the transaction and/or business.

If an acquisition or business combination is consummated, stockholders will likely not know its structure in advance and will likely suffer dilution.

Our management has had no contact or discussions regarding, and there are no present plans, proposals or arrangements to acquire, any specific assets, property or business. Accordingly, it is unclear whether such an acquisition or business combination would take the form of an exchange of capital stock, a merger or an asset acquisition. However, because we have limited resources, an acquisition or business combination is likely to involve the issuance of our capital stock.

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

The Commission’s rules prohibit the use of Form S-8 by a shell company, and require a shell company to file a Form 8-K to report the same type of information that would be required if it were filing to register a class of securities under the Exchange Act whenever the shell company is reporting the event that caused it to cease being a shell company. Being a shell company may adversely impact our ability to offer our stock to officers, directors and consultants, and thereby make it more difficult to attract and retain qualified individuals to perform services for the Company, and will likely increase the costs of registration compliance following the completion of a business combination.

Management devotes insignificant time to activities of the Company.

Members of the Company’s management are not required to and do not devote their full time to the affairs of the Company. Because of their time commitments to our Principal Stockholder, as well as the fact that we have no business operations, our members of management anticipate that they will not devote a significant amount of time to the activities of the Company.

Zap.Com’s officers and our Principal Stockholder may have conflicts of interest.

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

There is no assurance of a continued public trading market for our stock and being a low priced security may affect the market value of our stock.

To date, there has been only a limited public market for our common stock. Our common stock is currently quoted on the National Association of Securities Dealers Over-the-Counter Electronic Bulletin Board, under the symbol “ZPCM”, and an investor may find it difficult to obtain accurate quotations as to the market value of our stock. Our stock is subject to the low-priced security (less than $5.00), or so-called “penny stock”, rules of the Commission that impose additional sales practice requirements on broker/dealers who sell such securities. Some of these requirements are discussed below.

A broker/dealer selling “penny stocks” must, at least two business days before effecting a customer’s first transaction in a “penny stock,” provide the customer with a document containing information mandated by the Commission regarding the risks of investing in such stock, and the broker/dealer must receive a signed and dated written acknowledgement of the customer’s receipt of that document before effecting a customer’s first transaction in a “penny stock.”

If the customer is someone other than an accredited investor (as defined in the Securities Act) or an established customer of the broker/dealer, the broker/dealer must approve the potential customer’s account by obtaining information from a customer concerning the customer’s financial situation, investment experience and investment objectives. Based on this information and any other information known by the broker/dealer, the broker/dealer must reasonably determine that transactions in “penny stocks” are suitable for the customer and that the customer has sufficient knowledge and experience in financial matters to reasonably be expected to be capable of evaluating the risks of transactions in “penny stocks.” A broker/dealer must, before effecting a customer’s first purchase of a “penny stock”, send a written statement of this determination, together with other disclosures required by the Commission, to the customer, and the broker/dealer must receive a signed and dated copy of the statement before effecting the customer’s first purchase of a “penny stock.” In such situations, a broker/dealer must also, before effecting a customer’s purchase of a “penny stock,” deliver to the customer an agreement to the transaction that sets forth the identity and quantity of the “penny stock” to be purchased, and the broker/dealer must receive the customer’s agreement to the transaction before effecting the transaction.

A broker/dealer must also, orally or in writing, disclose before effecting a customer’s transaction in a “penny stock” (and thereafter confirm in writing):

•	the bid and offer price quotes in and for the “penny stock,” and the number of shares to which the quoted prices apply,

•	the brokerage firm’s compensation for the trade, and

•	the compensation received by the brokerage firm’s sales person for the trade.

In addition, subject to limited exceptions, a brokerage firm must send to its customers trading in “penny stocks” a monthly account statement that provides the identity and number of shares of each “penny stock” in the customer’s account and the current estimated market value of such stock, to the extent such market value may be determined.

Accordingly, the Commission’s rules may have the effect of reducing trading activity of our common stock in the secondary market and, consequently, may limit your ability to resell any shares you may purchase.

We cannot assure you that we will have market makers in our stock. If the number of market makers in our stock declines, the liquidity of our common stock could be impaired — not only could this affect the number of shares of common stock which could be bought and sold, but it could also result in possible delays in the timing of transactions and lower prices for the common stock than might otherwise prevail. Further, the lack of market makers could result in persons being unable to buy or sell shares of our common stock on any secondary market.

Our Principal Stockholder controls us and the presence of interlocking directors and officers create potential conflicts of interest and could prevent a change of control.

As of the date of this report, our Principal Stockholder owns approximately 98% of our outstanding common stock. As a result, the directors and officers of our Principal Stockholder will be able to control the outcome of substantially all matters submitted to our stockholders for approval, including the election of directors and any proposed merger, liquidation, transfer or encumbrance of a substantial portion of our assets, or amendment to our charter to change our authorized capitalization. This concentration of ownership may also have the effect of delaying or preventing a change in control of Zap.Com even if it would be beneficial to our other stockholders.

In addition, our executive officers also are directors, officers or employees of our Principal Stockholder and, in most cases, either own, or hold an option to purchase, equity securities of our Principal Stockholder. In addition, the Harbinger Funds control and beneficially own approximately 51.6% of our Principal Stockholder’s outstanding common stock. As a result, these executive officers and the Harbinger Funds have inherent potential conflicts of interest when making decisions related to transactions between our Principal Stockholder and us. Our Principal Stockholder’s ability to control the important matters listed above, together with the potential conflicts of interest of our executive officers who also serve as executive officers of our Principal Stockholder could adversely affect the trading price and liquidity of our common stock. These factors could limit the price that investors might be willing to pay for our common stock in the future.

We may have liabilities as a member of our Principal Stockholder’s consolidated tax group.

We have been, and expect to continue to be for the foreseeable future, a member of our Principal Stockholder’s consolidated tax group under the Federal income tax laws until the Zap.Com securities held by our Principal Stockholder do not constitute 80 percent or greater of either the voting power or the market value of Zap.Com’s outstanding stock. Each member of a consolidated group for Federal income tax purposes is jointly and severally liable for the Federal income tax liability of each other member of the consolidated group. Similar rules may apply under state income tax laws. Although we have a tax sharing and indemnity agreement with our Principal Stockholder, if our Principal Stockholder or members of its consolidated tax group (other than us) fail to pay tax liabilities arising prior to the time that we are no longer a member of our Principal Stockholder’s consolidated tax group, we could be required to make payments in respect of these tax liabilities and these payments could materially adversely affect our financial condition.

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

If our Principal Stockholder was ever to lose voting control over us, provisions within our charter and by-laws could make it more difficult for a third party to gain control of us. This would be true even if a change in control might be beneficial to our stockholders. This could adversely affect the market price of our common stock. These provisions include:

•	the elimination of the right to act by written consent by stockholders after our Principal Stockholder no longer holds a controlling interest in us;

•	the elimination of the right to call special meetings of the stockholders by stockholders except that our Principal Stockholder may do so as long as it holds a controlling interest in us;

•	the creation of a staggered board of directors; and,

•	the ability of our board of directors to designate, determine the rights and preferences of, and to issue preferred stock, without stockholder consent, which could adversely affect the rights of our common stockholders.

A substantial amount of our common stock is eligible for sale into the market and this could depress our stock price.

Sales of a substantial number of shares of our common stock in the future could cause the market price of our common stock to decline. As of the date of this report, we have outstanding 50,004,474 shares of common stock, of which our Principal Stockholder owns 48,972,258 shares and the Harbinger Funds own 758,647 shares, with the remainder owned by public stockholders. Additionally, we have 3,000,000 shares of common stock reserved for issuance under our 1999 Long-Term Incentive Plan. As of February 19, 2010, we had no stock options outstanding and 3,000,000 shares available for issuance under the plan.

All of our shares distributed to stockholders on November 12, 1999 are freely tradable without restriction or further registration under the Federal securities laws unless acquired by our “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933. All of the shares held by our Principal Stockholder or by the Harbinger Funds in connection with the 2009 Change of Control are “restricted securities” under the Securities Act and are subject to restrictions on resale.

We have registered 1,000,000 shares of our common stock for resale by our Principal Stockholder from time to time under a separate registration statement. We have also granted our Principal Stockholder registration rights with respect to all of its shares. These registration rights effectively allow our Principal Stockholder to register and publicly sell all of its shares at any time and to participate as a selling stockholder in future public offerings by Zap.Com.

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

Zap.Com’s headquarters are located in Rochester, New York, in space subleased to it by our Principal Stockholder on a month-to-month basis. Our Principal Stockholder has advised Zap.Com that it has waived its rights to collect rent until future notice. We plan to move our headquarters along with our Principal Stockholder to New York, New York during the second quarter of 2010.

Item 3.	Legal Proceedings

None.

Item 4.	(Removed and Reserved)

.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividends

Our common stock began trading on November 30, 1999 on the OTCBB under the symbol “ZPCM.” The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTCBB market quotations reflect inter-dealer prices, without retail mark up, mark down or commission, are not necessarily representative of actual transactions, and may not be indicative of the value of the common stock or the existence of an active market. Historically, the level of trading in our common stock has been sporadic and limited and there is no assurance that an active trading market will develop which will provide liquidity for the Company’s stockholders.

The following table presents quarterly high and low bid information for the Company’s common stock reported by the OTCBB for the quarter ended on:

	12/31/09	9/30/09	6/30/09	3/31/09	12/31/08	9/30/08	6/30/08	3/31/08

High bid	$0.26	$0.10	$0.05	$0.04	$0.05	$0.10	$0.08	$0.10
Low bid	0.10	0.00	0.04	0.04	0.04	0.04	0.04	0.08

As of February 19, 2010, there were approximately 1,259 holders of record of our common stock. This number does not include the stockholders for whom shares are held in a “nominee” or “street” name.

We have never declared or paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of our board of directors and will depend upon a number of factors including future earnings, the success of our business activities, capital requirements, the general financial condition and future prospects of any business that is acquired, general business conditions and such other factors as our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of December 31, 2009:

	Number of Securities to be	Weighted-Average	Number of Securities Remaining
	Issued Upon Exercise of	Exercise Price of	Available for Future Issuance Under
	Outstanding Options,	Outstanding Options,	Equity Compensation Plans (Excluding
	Warrants and Rights	Warrants and Rights	Securities Reflected in Column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	—	—	3,000,000
Equity compensation plans not approved by security holders	—	—	—

Total	—	—	3,000,000

Item 6.	Selected Financial Data

The following table sets forth certain selected financial data derived from our financial statements for the periods and as of the dates presented. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in Item 7 and Item 8 of this report, respectively.

	Year Ended December 31,
	2009	2008	2007	2006	2005

Income Statement Data:
Revenues	$—	$—	$—	$—	$—
Operating loss	(180,385)	(84,147)	(160,451)	(133,135)	(132,279)
Interest income	576	29,743	84,902	83,947	53,784
Net loss	(179,809)	(48,207)	(75,549)	(49,188)	(78,495)
Per share data
Net loss per share — basic and diluted	(.00)	(.00)	(.00)	(.00)	(.00)
Weighted average common shares outstanding	50,004,474	50,004,474	50,004,474	50,004,474	50,004,474
Balance Sheet Data (as of year end):
Cash and cash equivalents	$1,441,166	$1,597,007	$1,686,624	$1,724,351	$1,758,501
Total assets	1,441,166	1,597,007	1,689,460	1,728,350	1,765,676
Total liabilities	15,968	3,018	60,988	52,618	67,271
Total stockholders’ equity	1,425,198	1,593,989	1,628,472	1,675,732	1,698,405

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

The Company was formed for the purpose of creating and operating a global network of independently owned web sites. Harbinger Group Inc. (our “Principal Stockholder”), is the holder of approximately 98% of our outstanding common stock. Currently, we have no business operations, other than complying with reporting requirements under the Exchange Act. We may search for assets or businesses that we can acquire so that we can become an operating company.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and notes thereto included elsewhere in this report. This discussion contains forward-looking statements which involve risks and uncertainties. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Part 1 — Item 1A. Risk Factors.”

Results of Operations

For the years ended December 31, 2009, 2008 and 2007 our operations consisted of the following:

Revenues.  We had no revenues for the years ended December 31, 2009, 2008 and 2007, and we do not presently have any revenue generating business.

Cost of Revenues.  We had no cost of revenues for the years ended December 31, 2009, 2008 and 2007.

General and administrative expenses.  General and administrative expenses consist primarily of legal and accounting professional services, printing and filing costs, expenses allocated by Harbinger Group under a services agreement, and various other costs. General and administrative expenses for the year ended December 31, 2009 were $180,000 compared to $84,000 and $160,000 for the years ended December 31, 2008 and 2007, respectively. The $96,000 increase in general and administrative expenses for the year ended December 31, 2009 compared to the year ended December 31, 2008 is due primarily to an increase in professional fees and printing and filing costs. The $76,000 decrease in general and administrative expenses for the year ended December 31, 2008 compared to the year ended December 31, 2007 was due primarily to a decrease in auditing fees and printing and filing costs.

Additionally, the Company had no stock-based compensation charges for the year ended December 31, 2008 compared to $15,000 for the year ended December 31, 2007, as option grants became fully vested in 2007.

Interest income.  Interest income decreased $29,000 to $1,000 the year ended December 31, 2009 from $30,000 for the year ended December 31, 2008. Interest income also decreased $55,000 for the year ended December 31, 2008 from $85,000 for the year ended December 31, 2007. These decreases were the result of sustained lower interest rates on our cash equivalents which are invested principally in U.S. Government instruments.

Liquidity and Capital Resources

We have not generated any significant revenue since inception. As a result, our primary source of liquidity has been from our initial capitalization and, to a lesser extent, the interest income generated on our cash equivalents and short-term investments. Because we limit our investments principally to U.S. Government instruments, we do not expect to earn significant interest income in the near term. As of December 31, 2009, our cash and cash equivalents were $1.4 million and we held no short-term investments.

Since our inception, we have utilized services of the management and staff and occupied office space of our Principal Stockholder under a shared services agreement that allocated these costs. Effective May 1, 2000, our Principal Stockholder waived its rights under the services agreement to be reimbursed these costs. For each of the years ended December 31, 2009, 2008 and 2007, we recorded approximately $11,000, $14,000 and $13,000, respectively, as contributed capital for these services.

We believe that we have sufficient resources to satisfy our existing and contingent liabilities and our anticipated operating expenses for the next twelve months. Until such time as a business combination is consummated, we expect these expenses to consist mainly of general and administrative expenses incurred in connection with maintaining our status as a publicly traded company. We have no commitments for capital expenditures and foresee none, except for possible future business combinations or asset acquisitions. In order to effect a business combination or asset acquisition, however, we may need additional financing. There is no assurance that any such financing will be available or available on terms favorable or acceptable to the Company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2009 that have or are reasonably likely to have a current or future material effect on our financial position, results of operations or cash flows.

Summary of Cash Flows

Cash used in operating activities was $156,000 for the year ended December 31, 2009 compared to $90,000 for the year ended December 31, 2008. The $66,000 increase in cash used in operating activities resulted primarily from increased general and administrative payments and lower interest income in 2009 compared to 2008.

Cash used in operating activities was $90,000 for the year ended December 31, 2008 compared to $38,000 for the year ended December 31, 2007. The $52,000 increase in cash used in operating activities resulted primarily from the timing of general and administrative payments accrued in 2007 but paid in 2008, partially offset by the effect of lower interest income in 2008 compared to 2007.

We had no cash flows from investing activities for the year ended December 31, 2009. Cash flows from investing activities for the years ended December 31, 2008 and 2007, which netted to zero, were the result of purchases and maturities of short-term investments that were held to maturity. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents and all investments with original maturities greater than three months are classified as either short-term or long-term investments.

We had no cash flows from financing activities for the years ended December 31, 2009, 2008 or 2007.

Recent Accounting Pronouncements Not Yet Adopted

As of the date of this report, there are no recent accounting pronouncements that have not yet been adopted that we believe may have a material impact on our financial statements.

Critical Accounting Policies

The discussion and analysis of our financial condition, liquidity and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect amounts reported therein. The following lists our current accounting policies involving significant management judgment and provides a brief description of these policies:

Valuation allowance for deferred income taxes.  We reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. In so doing, we estimate future taxable income in determining if any valuation allowance is necessary. As a result, we had a full valuation allowance against our deferred tax assets, totaling $36,000 as of December 31, 2009.

We also apply the accounting guidance for uncertain tax positions which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides information on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We believe that we had no uncertain tax positions as of December 31, 2009 which would be required to be recognized in our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Zap.Com Corporation
Rochester, NY

We have audited the accompanying balance sheets of Zap.com Corporation (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Zap.Com Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Rochester, NY
February 26, 2010

ZAP.COM CORPORATION

BALANCE SHEETS

	December 31,	December 31,
	2009	2008

ASSETS:
Current assets:
Cash and cash equivalents (Note 3)	$1,441,166	$1,597,007

Total assets	$1,441,166	$1,597,007

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$6,119	$2,868
Accrued liabilities	9,849	150

Total liabilities	15,968	3,018

Commitments & Contingencies (Note 7)
Stockholders’ Equity (Note 5):
Preferred stock, $0.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value, 1,500,000,000 shares authorized; 50,004,474 shares issued and outstanding	50,004	50,004
Additional paid in capital	10,925,546	10,914,528
Accumulated deficit	(9,550,352)	(9,370,543)

Total stockholders’ equity	1,425,198	1,593,989

Total liabilities and stockholders’ equity	$1,441,166	$1,597,007

See accompanying notes to financial statements.

ZAP.COM CORPORATION

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007

Revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—
Operating expenses:
General and administrative (Note 8)	180,385	84,147	160,451

Operating loss	(180,385)	(84,147)	(160,451)
Other income:
Interest income	576	29,743	84,902
Other, net	—	6,197	—

	576	35,940	84,902

Loss before income taxes	(179,809)	(48,207)	(75,549)
Income taxes (Note 4)	—	—	—

Net loss	$(179,809)	$(48,207)	$(75,549)

Net loss per share — basic and diluted (Note 6)	$0.00	$0.00	$0.00

Weighted average common shares outstanding	50,004,474	50,004,474	50,004,474

See accompanying notes to financial statements.

ZAP.COM CORPORATION

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net loss	$(179,809)	$(48,207)	$(75,549)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed capital from Harbinger Group Inc. for unreimbursed management services and rent	11,018	13,724	13,260
Stock-based compensation	—	—	15,029
Changes in assets and liabilities:
Other receivables	—	2,836	315
Prepaid expenses	—	—	848
Accounts payable	3,251	(20,370)	13,220
Accrued liabilities	9,699	(37,600)	(4,850)

Net cash used in operating activities	(155,841)	(89,617)	(37,727)

Cash flows from investing activities:
Purchases of investments	—	(3,245,284)	(3,330,568)
Maturities of investments	—	3,245,284	3,330,568

Net cash used in investing activities	—	—	—

Net decrease in cash and cash equivalents	(155,841)	(89,617)	(37,727)
Cash and cash equivalents at beginning of year	1,597,007	1,686,624	1,724,351

Cash and cash equivalents at end of year	$1,441,166	$1,597,007	$1,686,624

See accompanying notes to financial statements.

ZAP.COM CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2007	50,004,474	$50,004	$10,872,515	$(9,246,787)	$1,675,732
Contributed capital from Harbinger Group Inc. for unreimbursed management services and rent (Note 8)	—	—	13,260	—	13,260
Stock-based compensation (Note 5)	—	—	15,029	—	15,029
Net loss and comprehensive loss	—	—	—	(75,549)	(75,549)

Balance, December 31, 2007	50,004,474	50,004	10,900,804	(9,322,336)	1,628,472
Contributed capital from Harbinger Group Inc. for unreimbursed management services and rent (Note 8)	—	—	13,724	—	13,724
Net loss and comprehensive loss	—	—	—	(48,207)	(48,207)

Balance, December 31, 2008	50,004,474	50,004	10,914,528	(9,370,543)	1,593,989
Contributed capital from Harbinger Group Inc. for unreimbursed management services and rent (Note 8)	—	—	11,018	—	11,018
Net loss and comprehensive loss	—	—	—	(179,809)	(179,809)

Balance, December 31, 2009	50,004,474	$50,004	$10,925,546	$(9,550,352)	$1,425,198

See accompanying notes to financial statements.

ZAP.COM CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1.	Business and Organization

Zap.Com Corporation (“Zap.Com” or the “Company”) was formed for the purpose of creating and operating a global network of independently owned web sites. Harbinger Group Inc. (the Company’s “Principal Stockholder”) is the holder of approximately 98% of Zap.Com’s outstanding common stock and, prior to its reincorporation in December 2009, was named Zapata Corporation. Other than complying with its reporting requirements under the Securities Exchange Act of 1934, Zap.com has no business operations. Zap.Com may seek assets or businesses to acquire so that it can become an operating company.

On July 9, 2009, Harbinger Capital Partners Master Fund I, Ltd. (“Master Fund”), Global Opportunities Breakaway Ltd. (“Global Fund”) and Harbinger Capital Partners Special Situations Fund, L.P. (“Special Situations Fund” and, together with the Master Fund and Global Fund, the “Harbinger Funds”) purchased 9,937,962 shares, or 51.6%, of the Principal Stockholder’s common stock and 757,907 shares, or 1.5%, of Zap.Com’s common stock. This transaction is referred to as the “2009 Change of Control.” The Harbinger Funds later purchased 740 additional shares of Zap.Com’s common stock and 12,099 additional shares of the Principal Stockholder’s common stock.

Management believes that Zap.Com has sufficient resources to satisfy its existing and contingent liabilities and its anticipated operating expenses for at least the next twelve months.

Note 2.	Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results reported in future periods could differ from these estimates. The Company’s significant estimates relate to the valuation allowance for its deferred income tax assets (see Note 4).

Cash and Cash Equivalents

The Company principally invests its excess cash in U.S. Government instruments. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

Investments

The Company has in the past purchased investments comprised of U.S. Government Agency and Treasury securities with maturities greater than three months. As the Company had both the intent and the ability to hold these securities to maturity, they were considered held-to-maturity investments. These investments were recorded at original cost plus accrued interest.

Income Taxes

The Company recognizes deferred income tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax-reporting bases of assets and liabilities, and operating loss and tax credit carryforwards for tax purposes. The Company is included in its Principal Stockholder’s consolidated U.S. Federal income tax return. The Company’s income tax provision is calculated under the separate return method and allocated to the Company based on its stand-alone contribution of taxable income to consolidated taxable income.

A valuation allowance is provided to reduce deferred income tax assets to a level which, more likely than not, will be realized. Primary factors considered by management to determine the size of the allowance include the

ZAP.COM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

estimated taxable income level for future years and the limitations on the use of such carryforwards and expiration dates.

The Company also applies the provisions of the accounting guidance for uncertain tax positions which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides information on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Recently Issued Accounting Pronouncements Not Yet Adopted

There are no recent accounting pronouncements that have not yet been adopted that the Company believes may have a material impact on its financial statements.

Subsequent Events

The Company evaluated subsequent events through the date when the financial statements were issued.

Note 3.	Cash and Cash Equivalents

The Company’s cash and cash equivalents at December 31, 2009 and December 31, 2008 consisted of the following:

	December 31, 2009
	Amortized Cost	Fair Market Value	Unrealized Loss

U.S. Treasury Bills	$1,400,000	$1,399,986	$(14)
Treasury money market	32,589	32,589	—
Checking account	8,577	8,577	—

Total cash and cash equivalents	$1,441,166	$1,441,152	$(14)

Interest rates on the U.S. Treasury Bills were 0.0% at December 31, 2009. Accordingly, there was no accrued interest included within the amortized cost shown above.

	December 31, 2008
	Amortized Cost	Fair Market Value	Unrealized Loss

U.S. Treasury Bills	$1,595,124	1,594,984	$(140)
Treasury money market	889	889	—
Checking account	994	994	—

Total cash and cash equivalents	$1,597,007	$1,596,867	$(140)

As of December 31, 2008, amortized cost shown above included no accrued interest. Interest rates on the U.S. Treasury Bills were -0.1% at December 31, 2008.

ZAP.COM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 4.	Income Taxes

As a result of a full valuation allowance provided against net operating loss carryforward tax benefits, the Company has no income tax benefit for the years ended December 31, 2009, 2008 and 2007. The components of the Company’s deferred income tax assets and related valuation allowance at December 31, 2009 and 2008 are as follows:

	December 31,	December 31,
	2009	2008

Deferred tax assets:
Assets and accruals not yet deductible	$10,159	$10,036
Net operating loss carryforwards	25,833	2,835,080

Total deferred tax assets	35,992	2,845,116
Less: valuation allowance	(35,992)	(2,845,116)

Net deferred income taxes	$—	$—

The 2009 Change of Control resulted in an ownership change pursuant to the Internal Revenue Code (“IRC”) section 382. As a result, the Company’s ability to utilize pre-ownership change net operating loss carryforwards of $8.2 million was eliminated.

The Company believes sufficient uncertainty exists regarding the realizability of its deferred tax assets such that a full valuation allowance is required. As of December 31, 2008, the Company had approximately $8.1 million of net operating loss carryforwards as calculated under the separate return method. This amount did not reflect our Principal Stockholder’s utilization of the majority of the Company’s net operating loss carryforwards in our Principal Stockholder’s 2006 and 2007 consolidated tax return filings. Accordingly, the Company did not recognize a significant future benefit from the utilization of its disclosed net operating losses as the majority was utilized by our Principal Stockholder’s in accordance with the provisions of the tax sharing agreement between the two companies. Actual net operating loss carryforwards remaining as of December 31, 2008 were approximately $108,000 which were eliminated in conjunction with the 2009 Change of Control. As of December 31, 2009, the Company had approximately $74,000 of post-ownership net operating loss carryforwards which will expire in 2029. In the event there is another change of control in the ownership of the Company, as defined by the IRC, the annual utilization of the net operating losses could be limited.

The Company did not have any unrecognized tax benefits related to uncertain tax positions as of December 31, 2009 or December 31, 2008. Future amounts of accrued interest and penalties, if any, related to uncertain tax positions will be recorded as a component of income tax expense. The Company does not expect that the amount of unrecognized tax benefits will change significantly in the next 12 months.

The Company has been, and expects to continue to be for the foreseeable future, a member of it’s Principal Stockholder’s consolidated tax group and is subject to Federal and state income tax examinations for years after 2005. Although the Company has entered into a tax sharing and indemnity agreement with its Principal Stockholder’s, if the Principal Stockholder’s or members of its consolidated tax group (other than the Company) fail to pay tax liabilities arising prior to the time that the Company is no longer a member of its Principal Stockholder’s consolidated tax group, the Company could be required to make payments in respect of these tax liabilities and these payments could materially adversely affect its financial condition.

Note 5.	Stock Options and Stock Issuance Plans

The Company’s 1999 Long-Term Incentive Plan (the “1999 Plan”) allows the Company to provide awards to existing and future officers, employees, consultants and directors of the Company from time to time. The 1999 Plan is intended to promote the long-term financial interests and growth of the Company by providing employees,

ZAP.COM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

officers, directors, and consultants of the Company with appropriate incentives and rewards to enter into and continue in the employment of, or relationship with, the Company and to acquire a proprietary interest in the long-term success of the Company.

Under the 1999 Plan, 3,000,000 shares of common stock are available for awards. As of December 31, 2009, there were 3,000,000 shares available for grant under the 1999 Plan. The 1999 Plan provides for the grant of any or all of the following types of awards: stock options, stock appreciation rights, stock awards, cash awards, or other rights or interests. Allocations of awards are made by the Company’s board of directors at its sole discretion within the provisions of the 1999 Plan. As of December 31, 2009 and 2008, there were no cash awards or other rights or interests outstanding under the 1999 Plan.

Stock appreciation rights are rights to receive, without payment to the Company, cash or shares of common stock with a value determined by reference to the difference between the exercise or strike price of the stock appreciation rights and the fair market value or other specified valuation of the shares at the time of exercise. Stock appreciation rights may be granted in tandem with stock options or separately.

Stock awards may consist of shares of common stock and may provide for voting rights and dividend equivalent rights. The Company may specify conditions for awards, including vesting service and performance conditions. Vesting conditions may include, without limitation, provision for acceleration in the case of a change-in-control of the Company, vesting conditions and performance conditions, including, without limitation, performance conditions based on achievement of specific business objectives, increases in specified indices and attaining specified growth measures or rates.

Net loss for the years ended December 31, 2009, 2008 and 2007 included $0, $0 and $15,000, respectively, of share-based compensation costs. As of December 31, 2009, the Company had no stock-based compensation awards outstanding and, therefore, there is no unrecognized compensation cost.

The Company had no share-based grants and no options exercised in the years ended December 31, 2009, 2008 and 2007. A summary of the Company’s stock options as of December 31, 2009, and changes during the year then ended, is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 1, 2009	511,300	$0.08
Granted	—	—
Exercised	—	—
Forfeited or expired	(511,300)	$0.08

Outstanding at December 31, 2009	—	$—	—	$—

Exercisable at December 31, 2009	—	$—	—	$—

Vested or expected to vest at December 31, 2009	—	$—	—	$—

Note 6.	Net Loss Per Share

Basic and diluted net loss per share has been computed by dividing the net loss by the weighted average number of shares of common stock outstanding. The potential effect of outstanding stock options was excluded from the computation of diluted net loss per share because it would have been antidilutive for each of the years presented.

ZAP.COM CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 7.	Commitments and Contingencies

The Company does not have any commitments or contingencies that it believes may be material to its financial statements.

Note 8.	Related Party Transactions

Since its inception, the Company has utilized the services of the management and staff of its Principal Stockholder, under a shared services agreement that allocated these costs on a percentage of time basis. The Company also subleases its office space in Rochester, New York from its Principal Stockholder. Under the sublease agreement, annual rental payments are allocated on a cost basis. The Principal Stockholder has waived its rights under the shared services agreement to be reimbursed for these costs. The Company recorded approximately $11,000, $14,000 and $13,000 as contributed capital for such services and office space for the years ended December 31, 2009, 2008 and 2007, respectively. The Company believes these allocations were made on a reasonable basis; however, they do not necessarily represent the costs that would have been incurred by the Company on a stand-alone basis.

Note 9.	Quarterly Financial Information (Unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009

Revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Operating loss	(50,268)	(56,139)	(42,686)	(31,292)
Net loss	(50,268)	(55,860)	(42,411)	(31,270)
Net loss per share (basic and diluted)	.00	.00	.00	.00

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008

Revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Operating loss	(30,015)	(15,663)	(18,174)	(20,295)
Net loss	(8,246)	(7,426)	(13,585)	(18,950)
Net loss per share (basic and diluted)	.00	.00	.00	.00

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. These inherent limitations are an intrinsic part of the financial reporting process. Therefore, although the Company’s management is unable to eliminate this risk, it is possible to develop safeguards to reduce it. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2009 in accordance with the COSO criteria.

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

Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during quarter ended December 31, 2009. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended December 31, 2009 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance, Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13. Certain Relationships and Related Transactions, and Director Independence and Item 14. Principal Accounting Fees and Services.

The information required by Items 10, 11, 12, 13 and 14 will be furnished on or prior to April 30, 2010 (and is hereby incorporated by reference) by an amendment hereto or pursuant to the Company’s 2010 Information Statement involving the election of directors pursuant to Regulation 14C that will contain such information. Notwithstanding the foregoing, information appearing in the section “Audit Committee Report” shall not be deemed to be incorporated by reference in this Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	List of Documents Filed

(1)  Financial Statements (included in Item 8 of this report)

(2)  Financial Statement Schedules

All schedules have been omitted since they are either not applicable or the information is contained elsewhere in Item 8 of this report.

(b)	Exhibits

Exhibit
No.		Description of Exhibits

3.1		Restated Articles of Incorporation of Zap.Com Corporation (“Zap.Com”) (Incorporated herein by reference to Exhibit No. 3.1 to Zap.Com’s Registration Statement on Form S-1 (File No. 333-76135) originally filed with the Securities and Exchange Commission on April 12, 1999, as amended.)
3.2		Amended and Restated By-laws of Zap.Com (Incorporated herein by reference to Exhibit No. 3.1 to Zap.Com’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed November 4, 2009 (File No. 0-27729)).
4.1		Specimen Stock Certificate (Incorporated herein by reference to Exhibit No. 4.1 to Zap.Com’s Registration Statement on Form S-1 (File No. 333-76135) originally filed with the Securities and Exchange Commission on April 12, 1999, as amended.)
4.2		Amended and Restated 1999 Long-Term Incentive Plan of Zap.Com (Incorporated herein by reference to Exhibit 4.2 to Zap.Com’s Annual Report on Form 10-K for the Year Ended December 31, 2005 as filed with the Securities and Exchange Commission on March 14, 2006 (File No. 000-27729)).
10.1		Investment and Distribution Agreement between Zap.Com and Zapata Corporation (Incorporated herein by reference to Exhibit No. 10.1 to Zap.Com’s Registration Statement on Form S-1 (File No. 333-76135) originally filed with the Securities and Exchange Commission on April 12, 1999, as amended.)
10.2		Services Agreement between Zap.Com and Zapata Corporation (Incorporated herein by reference to Exhibit No. 10.2 to Zap.Com’s Registration Statement on Form S-1 (File No. 333-76135) originally filed with the Securities and Exchange Commission on April 12, 1999, as amended.)
10.3		Amended and Restated Tax Sharing and Indemnity Agreement between Zap.Com and Zapata Corporation (Incorporated herein by reference to Exhibit 10.3 to Zap.Com’s Annual Report on Form 10-K for the Year Ended December 31, 2007 as filed with the Securities and Exchange Commission on March 7, 2008 (File No. 000-27729).
10.4		Registration Rights Agreement between Zap.Com and Zapata Corporation (Incorporated herein by reference to Exhibit No. 10.4 to Zap.Com’s Registration Statement on Form S-1 (File No. 333-76135) originally filed with the Securities and Exchange Commission on April 12, 1999, as amended.)
10.5		Form of Indemnification Agreement by and among Zapata and Zap.Com Corporation and the Directors or Officers of Zapata and Zap.Com Corporation (Incorporated herein by reference to Exhibit 10.1 to Zap.Com’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed November 4, 2009 (File No. 0-27729).
31	.1*	Certification of CEO as required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of CFO as required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAP.COM CORPORATION (Registrant)

By:	/s/ Francis T. Mccarron
Executive Vice President and Chief Financial
Officer (on behalf of the Registrant and as
Principal Financial Officer

March 8, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Philip A. Falcone Philip Falcone	President and Chief Executive Officer (Principal Executive Officer) and Director	March 8, 2010

/s/ Francis T. McCarron Francis T. McCarron	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 8, 2010

/s/ Leonard DiSalvo Leonard DiSalvo	Vice President — Finance (Principal Accounting Officer)	March 8, 2010

/s/ Lawrence M. Clark, Jr. (Lawrence M. Clark, Jr.)	Director	March 8, 2010

/s/ Keith M. Hladek (Keith M. Hladek)	Director	March 8, 2010