Form 10-Q
period 2010-03-31
ZAP COM CORP
filed 2010-05-05
CIK 1083243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

(585) 242-2000
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  or  No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  or  No ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑  or  ☐

There were 50,004,474 shares of the registrant’s common stock outstanding as of April 30, 2010.

ZAP.COM CORPORATION

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ZAP.COM CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2010	2009(A)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,401,879	$1,441,166

Total assets	$1,401,879	$1,441,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,883	$6,119
Accrued liabilities	4,000	9,849

Total liabilities	6,883	15,968

Commitments and contingencies
Stockholders’ equity:
Common stock	50,004	50,004
Additional paid in capital	10,929,956	10,925,546
Accumulated deficit	(9,584,964)	(9,550,352)

Total stockholders’ equity	1,394,996	1,425,198

Total liabilities and stockholders’ equity	$1,401,879	$1,441,166

(A)	Derived and condensed from the audited financial statements as of December 31, 2009.

See accompanying notes to condensed financial statements.

ZAP.COM CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)

Revenues	$—	$—
Cost of revenues	—	—

Gross profit	—	—
Operating expenses:
General and administrative	34,642	50,268

Total operating expenses	34,642	50,268

Operating loss	(34,642)	(50,268)
Interest income	30	—

Loss before income taxes	(34,612)	(50,268)
Benefit from income taxes	—	—

Net loss	$(34,612)	$(50,268)

Net loss per common share — basic and diluted	$0.00	$0.00

Weighted average common shares outstanding	50,004,474	50,004,474

See accompanying notes to condensed financial statements.

ZAP.COM CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2010	2009
	(Unaudited)

Cash flows from operating activities:
Net loss	$(34,612)	$(50,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed capital from Harbinger Group Inc. for unreimbursed management services and rent	4,410	3,431
Changes in assets and liabilities:
Other receivables	—	(87)
Accounts payable	(3,236)	5,023
Accrued liabilities	(5,849)	15,850

Net cash used in operating activities	(39,287)	(26,051)

Net decrease in cash and cash equivalents	(39,287)	(26,051)
Cash and cash equivalents at beginning of period	1,441,166	1,597,007

Cash and cash equivalents at end of period	$1,401,879	$1,570,956

See accompanying notes to condensed financial statements.

ZAP.COM CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

The unaudited condensed financial statements included herein have been prepared by Zap.Com Corporation (“Zap.Com” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. The year-end condensed balance sheet data was derived and condensed from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2010.

Subsequent Events

The Company evaluated subsequent events through the date when the financial statements were issued.

Note 2.	Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. As of March 31, 2010, the Company’s cash and cash equivalents consisted solely of a checking account and a Treasury money market account. As of December 31, 2009, the Company’s cash and cash equivalents also included United States Treasury Bills which matured during the three months ended March 31, 2010.

Note 3.	Related Party Transactions

Since its inception, the Company has utilized the services of the management and staff of Harbinger Group Inc. (the Company’s “Principal Stockholder”), under a shared services agreement that allocated these costs on a percentage of time basis. The Company also subleases its office space in Rochester, New York from its Principal Stockholder. Under the sublease agreement, annual rental payments are allocated on a cost basis. The Principal Stockholder has waived its rights under the shared services agreement to be reimbursed for these costs. For the three months ended March 31, 2010 and March 31, 2009, the Company recorded $4,410 and $3,431, respectively, as contributed capital for such services and office space. The Company believes these allocations were made on a reasonable basis; however, they do not necessarily represent the costs that would have been incurred by the Company on a stand-alone basis.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Zap.Com Corporation (the “Company,” “we,” “us,” or “our”) should be read in conjunction with our unaudited condensed financial statements included elsewhere in this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Form 10-K”). Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II — Other Information”. You should consider our forward-looking statements in light of our unaudited condensed financial statements, related notes, and other financial information appearing elsewhere in this report, our Form 10-K and our other filings with the Securities and Exchange Commission (the “Commission”).

Overview

We were incorporated in Nevada in 1999 for the purpose of creating and operating a global network of independently owned web sites. Harbinger Group Inc. (our “Principal Stockholder”) owns approximately 98% of our outstanding common stock. Other than complying with our reporting requirements under the Securities Exchange Act of 1934 (the “Exchange Act”), we have no business operations. We may search for assets or businesses to acquire so that we can become an operating company.

We have broad discretion in identifying and selecting both the industries and the possible acquisition or business combination opportunities. We have not identified a specific industry to focus on and have no present plans, proposals, arrangements or understandings with respect to a business combination or acquisition of any specific business. There can be no assurance that we will be able to identify or successfully complete any such transactions. As of the date of this report, we are not a party to any agreements providing for a business combination or other acquisition of assets. We may pay acquisition consideration in the form of cash, debt or equity securities or a combination thereof. In addition, as a part of our acquisition strategy we may consider raising additional capital through the issuance of equity or debt securities, including the issuance of preferred stock.

Results of Operations

For the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, our operations consisted of the following:

Revenues.  We had no revenues for the three months ended March 31, 2010 and March 31, 2009, and we do not presently have any revenue generating business.

Cost of revenues.  We had no cost of revenues for the three months ended March 31, 2010 and March 31, 2009.

General and administrative expenses.  General and administrative expenses consist primarily of legal and accounting professional services, printing and filing costs, expenses allocated by our Principal Stockholder under a services agreement, and various other costs. General and administrative expenses decreased $15,000 to $35,000 for the three months ended March 31, 2010 from $50,000 for the three months ended March 31, 2009 primarily due to a decrease in professional fees.

Interest Income.  Interest income was insignificant for the three months ended March 31, 2010 and March 31, 2009 because of sustained low rates on the U.S. Treasury instruments in which we invest our excess cash.

Liquidity and Capital Resources

We have not generated any significant revenue since inception. As a result, our primary source of liquidity has been from our initial capitalization and, to a lesser extent, the interest income generated on our cash equivalents. As of March 31, 2010, our cash and cash equivalents were $1.4 million and we held no short-term investments.

Since our inception, we have utilized services of the management and staff and occupied office space of our Principal Stockholder under a shared services agreement that allocated these costs. Since May 1, 2000, our Principal Stockholder waived its rights under the services agreement to be reimbursed these costs. For the three months ended March 31, 2010 and March 31, 2009, we recorded $4,410 and $3,431, respectively, as contributed capital for these services.

We believe that we have sufficient resources to satisfy our existing and contingent liabilities and our anticipated operating expenses for the next twelve months. Until such time as we actively pursue a business combination or asset acquisition, we expect these expenses to consist mainly of general and administrative expenses incurred in connection with maintaining our status as a publicly traded company. We have no commitments for capital expenditures and foresee none, except for possible future business combinations or asset acquisitions. In order to effect a business combination or asset acquisition, however, we may need additional financing. There is no assurance that any such financing will be available or available on terms favorable or acceptable to us.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of March 31, 2010 that have or are reasonably likely to have a current or future material effect on our financial position, results of operations or cash flows.

Summary of Cash Flows

Cash used in operating activities was $39,000 for the three months ended March 31, 2010 compared to $26,000 for the three months ended March 31, 2009. The increase in cash used in operating activities is principally the result of the timing of payments made for accounts payable and accrued liabilities.

For the three months ended March 31, 2010 and March 31, 2009, we had no cash flows from investing or financing activities.

Commitments and Contingencies

We do not have any commitments or contingencies that we believe may be material to our financial statements.

Recent Accounting Pronouncements Not Yet Adopted

As of the date of this report, there are no recent accounting pronouncements that have not yet been adopted that we believe would have a material impact on our financial statements.

Critical Accounting Policies and Estimates

As of March 31, 2010, our critical accounting policies and estimates have not changed materially from those set forth in our Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not required for Smaller Reporting Companies.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2010. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS

This Quarterly Report on Form 10-Q (the “Report”) of Zap.Com Corporation (referred to as the “Company,” “we,” us,” or “our,”) filed with the Securities and Exchange Commission (“Commission”) may contain certain “forward-looking” statements as such term is defined by the Commission in its rules, regulations and releases, which represent our expectations or beliefs, including, but not limited to, statements concerning our operations, economic performance, financial condition, growth and acquisition strategies, investments and future operational plans, such as those disclosed under the caption “Risk Factors” appearing in Item 1A of Part II of this Report, and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “might,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements, by their nature, involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to acquisitions, governmental regulation and any other factors discussed in our filings with the Commission. These risks and uncertainties include, without limitation, the following:

•	We have limited assets and no source of revenue.

•	We have not selected a specific industry in which to acquire or develop a business.

•	Our officers are also officers of Harbinger Group Inc. (our “Principal Stockholder”) and they may have conflicts of interest.

•	Our Principal Stockholder controls us and the presence of interlocking directors and officers create potential conflicts of interest and could prevent a change of control.

•	We may suffer adverse consequences if we are deemed an investment company and we may incur significant costs to avoid investment company status.

•	We have no substantive disclosure relating to prospective new businesses.

•	If an acquisition or business combination is consummated, stockholders will likely not know its structure in advance and will likely suffer dilution.

•	We are categorized as a “shell company” as that term is used in the Commission’s rules.

•	Management devotes insignificant time to our activities.

•	There is significant competition for acquisition candidates.

•	There is no assurance of a continued public trading market for our stock and being a low priced security may affect the market value of our stock.

•	We may have liabilities as a member of our Principal Stockholder’s consolidated tax group.

•	Because we do not intend to pay any cash dividends on our common stock, holders of our common stock will not be able to receive a return on their shares unless they sell their shares.

•	Our anti-takeover provisions in our corporate documents may have an adverse effect on the market price of our common stock.

•	A substantial amount of our common stock is eligible for sale into the market and this could depress our stock price.

•	Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test our internal controls over financial reporting and to report on our assessment as to the effectiveness of these controls. Any delays or difficulty in satisfying these requirements or negative reports concerning our internal controls could adversely affect our future results of operations and our stock price.

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of March 31, 2010, the Company’s risk factors have not changed materially from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1		Restated Articles of Incorporation of Zap.Com Corporation (“Zap.Com”) (Incorporated herein by reference to Exhibit No. 3.1 to Zap.Com’s Registration Statement on Form S-1 (File No. 333-76135) originally filed with the Securities and Exchange Commission on April 12, 1999, as amended.)
3.2		Amended and Restated By-laws of Zap.Com (Incorporated herein by reference to Exhibit No. 3.1 to Zap.Com’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed November 4, 2009 (File No. 0-27729)).
31	.1*	Certification of CEO as required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of CFO as required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zap.Com Corporation
(Registrant)

Dated:  May 5, 2010

By:	/s/ FRANCIS T. McCARRON
Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)