Form 10-K
period 2010-12-31
ZAP COM CORP
filed 2011-03-11
CIK 1083243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(212) 906-8555
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑ or No ☐
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was $20,644. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, corporate officers and holders of 10% or more of the Company’s common stock.
As of March 8, the Registrant had outstanding 50,004,474 shares of common stock, $0.001 par value.
Documents Incorporated By Reference: The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s information statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14C on or prior to May 2, 2011.

FORWARD-LOOKING STATEMENTS
CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.
Zap.Com Corporation (referred to as the “Company,” “Zap.Com,” “we,” “us,” or “our”) has made forward-looking statements in this Annual Report on Form 10-K that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of our management. Generally, forward-looking statements include information concerning possible or assumed future actions, events or results of operations of our company. Forward-looking statements include, without limitation, the information regarding our assets and operations and management’s plan for the Company.
Forward-looking statements may be preceded by, followed by or include the words “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “could,” “might,” or “continue” or the negative or other variations thereof or comparable terminology. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements.
Forward-looking statements are not guarantees of performance. You should understand that the following important factors, in addition to those discussed in Item 1A of Part I of this report, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements.
Important factors that could affect our future results include, without limitation, the following:
•	The impact of our limited assets and no source of revenue;

•	The controlling effect of Harbinger Group Inc. (our “Principal Stockholder”) whose interests may conflict with interests of our stockholders;

•	The impact of a determination that we are an investment company;

•	The impact of our not selecting a specific industry or industries in which to acquire or develop a business;

•	The impact of insubstantial disclosure relating to prospective new businesses;

•	The impact of the structure of an acquisition or business combination on our stockholders;

•	The impact of management devoting insignificant time to our activities;

•	The impact of significant competition for acquisition candidates;

•	The impact of our categorization as a “shell company” as that term is used in the Securities and Exchange Commission’s (the “Commission” or “SEC”) rules;

•	The effect of a limited public market for our common stock on the trading activity and market value of our stock;

•	The potential liabilities from being a member of our Principal Stockholder’s consolidated tax group;

•	The effect of our intention not to pay any cash dividends on our common stock;

•	The effect of the anti-takeover provisions in our corporate documents on the market price of our common stock;

•	The effect of a substantial amount of our common stock being eligible for sale into the market on our stock price; and

•	The impact of delays or difficulty in satisfying the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 or negative reports concerning our internal.

PART I

Item 1.	Business
General
The Company was incorporated in Nevada in 1999 for the purpose of creating and operating a global network of independently owned web sites. Our Principal Stockholder, Harbinger Group Inc., owns approximately 98% of our outstanding common stock. Other than complying with our reporting requirements under the Securities Exchange Act of 1934 (the “Exchange Act”), we have no business operations. We may search for assets or businesses to acquire so we can become an operating company.
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
In addition, the public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
We have adopted a Code of Ethics and Business Conduct that applies to all of our directors and key employees, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. We will provide without charge, upon request, a copy of the Code of Ethics and Business Conduct. Anyone wishing to obtain a copy should write to Zap.Com Corporation, Investor Relations, 450 Park Avenue, 27th Floor, New York, New York 10022.
Financial Information about Industry Segments
We follow the accounting guidance which establishes standards for the way companies report information about operating segments in annual financial statements and for related disclosures about products and services, geographic areas and major customers. We have determined that we do not have any separately reportable operating segments.
Employees
At December 31, 2010, we employed four executive personnel. These employees are also employees of our Principal Stockholder and do not receive a salary or bonus from the Company. In the normal course of business, we use contract personnel to supplement our employee base to meet our business needs. We believe that our employee relations are generally satisfactory.

Item 1A.	Risk Factors
In examining an investment in our common stock, you should be aware that there are various risks which could negatively impact our results of operations, cash flows and financial condition, including those described below. We urge you to carefully consider these risk factors, together with all of the other information included in this filing and other risks and uncertainties identified in our filings made with the Commission, press releases and public statements made by our authorized officers, before you decide to purchase or make an investment decision regarding our common stock.
We have limited assets and no source of revenue.
We have limited assets and have had no significant revenue since inception, nor will we receive any operating revenues until we complete an acquisition or business combination, or we successfully develop a new business. We can provide no assurance that any acquired business will produce any material revenues for the Company or that any such business will operate on a profitable basis.
Our Principal Stockholder controls us and the Harbinger Parties hold a majority of the outstanding common stock of our Principal Stockholder; the presence of interlocking directors and officers creates potential conflicts of interest and could prevent a change of control.
As of the date of this report, our Principal Stockholder owns approximately 98% of our outstanding common stock, and entities affiliated with Harbinger Capital Partners LLC (the “Harbinger Parties’) own approximately 93.3% of our Principal Stockholder’s outstanding common stock. As a result, the directors and officers of our Principal Stockholder, and, indirectly, the directors and officers of the Harbinger Parties, will be able to control the outcome of substantially all matters submitted to our stockholders for approval, including the election of directors and any proposed merger, liquidation, transfer or encumbrance of a substantial portion of our assets, or amendment to our charter to change our authorized capitalization. This concentration of ownership may also have the effect of delaying or preventing a change in control of the Company even if it would be beneficial to our other stockholders.
Our directors and executive officers also are directors and executive officers of our Principal Stockholder and two of our executive officers and all of our directors are affiliated with or employed by the Harbinger Parties or their affiliates. The Harbinger Parties could cause corporate actions to be taken even if the interests of these entities conflict with or are not aligned with interests of our other stockholders.
Our officers are also officers of our Principal Stockholder and our officers and our Principal Stockholder may have conflicts of interest.
Although we have not identified any potential acquisition target or new business opportunities, the possibility exists that we may acquire or merge with a business or company in which our executive officers, directors or their affiliates, including the Harbinger Parties, may have an ownership interest. A transaction of this nature would present a conflict of interest for those parties with a managerial position and/or an ownership interest in both the Company and the acquired entity. An independent appraisal of the acquired company may or may not be obtained in the event a related party transaction is contemplated. Moreover, our Principal Stockholder is also currently seeking potential acquisition candidates and new business opportunities. Our executive officers could identify a potential acquisition target or business opportunity that is suitable for us as well as our Principal Stockholder, thereby creating a conflict of interest for our officers.
We may suffer adverse consequences if we are deemed an investment company under the Investment Company Act and we may be required to incur significant costs, and our activities and investments will be restricted, to avoid investment company status.
We believe we are not an investment company as defined by the Investment Company Act of 1940 (the “Investment Company Act”). The Investment Company Act contains substantive legal requirements that regulate the manner in which investment companies are permitted to conduct their business activities. If the Commission or a court were to disagree with us, we could be required to register as an investment company. This would negatively affect our ability to consummate an acquisition of an operating company; subject us to disclosure and accounting guidance geared toward investment, rather than operating, companies; limit our ability to borrow money, issue options, issue multiple classes of stock and debt, and engage in transactions with affiliates; and require us to undertake significant costs and expenses to meet the disclosure and regulatory requirements to which we would be subject as a registered investment company. To avoid investment company status, we may be required to incur significant costs and our activities and investments will be restricted.

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
We have made no substantive disclosure relating to prospective new businesses.
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
If we consummate an acquisition or business combination, our stockholders will likely not know its structure in advance and will likely suffer dilution.
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
Management devotes insignificant time to our activities.
Members of our management are not required to and do not devote their full time to our affairs. Because of their time commitments to our Principal Stockholder, and the fact that we have no business operations, we do not anticipate that our management will devote any significant amount of time to the activities of the Company.

There is significant competition for acquisition candidates.
Our management believes there are numerous companies, including our Principal Stockholder, that are also seeking merger or acquisition transactions, most of which have greater resources than we do. These entities will present competition to us in our search for a suitable transaction candidate, and we can make no assurance that we will be successful in our search.
We are categorized as a “shell company” under the Commission’s rules.
The Commission’s rules prohibit the use of Form S-8 by a shell company, and require a shell company to file a Form 8-K to report the same type of information that would be required if it were filing to register a class of securities under the Exchange Act when the shell company reports the event that caused it to cease being a shell company. Being a shell company may adversely impact our ability to offer our stock to officers, directors and consultants, and thereby make it more difficult to attract and retain qualified individuals to perform services for the Company, and will likely increase the costs of registration compliance following the completion of a business combination.
There is no assurance of a continued public trading market for our stock and being a low priced security may affect the trading activity and market value of our stock.
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
A broker/dealer selling penny stocks must, at least two business days before effecting a customer’s first transaction in a penny stock, provide the customer with a document containing information mandated by the Commission regarding the risks of investing in such stock, and the broker/dealer must receive a signed and dated written acknowledgement of the customer’s receipt of that document before effecting a customer’s first transaction in a penny stock.
If the customer is someone other than an accredited investor (as defined in the Securities Act of 1933 (the “Securities Act”)) or an established customer of the broker/dealer, the broker/dealer must approve the potential customer’s account by obtaining information from the customer concerning the customer’s financial situation, investment experience and investment objectives. Based on this information and any other information known by the broker/dealer, the broker/dealer must reasonably determine that transactions in penny stocks are suitable for the customer and that the customer has sufficient knowledge and experience in financial matters to reasonably be expected to be capable of evaluating the risks of transactions in penny stocks. A broker/dealer must, before effecting a customer’s first purchase of a penny stock, send a written statement of this determination, together with other disclosures required by the Commission, to the customer, and the broker/dealer must receive a signed and dated copy of the statement before effecting the customer’s first purchase of a penny stock. In such situations, a broker/dealer must also, before effecting a customer’s purchase of a penny stock, deliver to the customer an agreement to the transaction that sets forth the identity and quantity of the penny stock to be purchased, and the broker/dealer must receive the customer’s agreement to the transaction before effecting the transaction.
A broker/dealer must also, orally or in writing, disclose before effecting a customer’s transaction in a penny stock (and thereafter confirm in writing):
•	the bid and offer price quotes in and for the penny stock, and the number of shares to which the quoted prices apply,

•	the brokerage firm’s compensation for the trade, and

•	the compensation received by the brokerage firm’s sales person for the trade.

In addition, subject to limited exceptions, a brokerage firm must send to its customers trading in penny stocks a monthly account statement that provides the identity and number of shares of each penny stock in the customer’s account and the current estimated market value of such stock, to the extent such market value may be determined. The Commission’s rules may have the effect of reducing trading activity of our common stock in the secondary market and, consequently, may limit your ability to resell any shares you may purchase.
We cannot assure you that there will be market makers in our stock. If the number of market makers in our stock declines, the liquidity of our common stock could be impaired. This could affect the number of shares of common stock which can be bought and sold, and could also result in delays in the timing of transactions and lower prices for the common stock than might otherwise prevail. Further, the lack of market makers could result in persons being unable to buy or sell shares of our common stock on any secondary market.
We may have liabilities as a member of our Principal Stockholder’s consolidated tax group.
We are a member of our Principal Stockholder’s consolidated tax group under the Federal income tax laws and will continue to be a member until the securities held by our Principal Stockholder no longer constitute 80 percent or more of either the voting power or the market value of our outstanding stock. Each member of a consolidated group for Federal income tax purposes is jointly and severally liable for the Federal income tax liability of each other member of the consolidated group. Similar rules may apply under state income tax laws. Although we have a tax sharing and indemnity agreement with our Principal Stockholder, if our Principal Stockholder or members of its consolidated tax group (other than us) fail to pay tax liabilities arising prior to the time we are no longer a member of our Principal Stockholder’s consolidated tax group, we could be required to make payments in respect of these tax liabilities and these payments could materially adversely affect our financial condition.
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
Provisions in our charter and by-laws could make it more difficult for a third party to gain control of us, even if a change in control might be beneficial to our stockholders. This could adversely affect the market price of our common stock. These provisions include:
•	the elimination of the right to act by written consent by stockholders after our Principal Stockholder no longer holds a controlling interest in us;

•	the elimination of the right to call special meetings of the stockholders by stockholders except that our Principal Stockholder may do so as long as it holds a controlling interest in us;

•	the existence of a staggered board of directors; and

•
the ability of our board of directors to designate, determine the rights and preferences of, and to issue preferred stock, without stockholder consent, which could adversely affect the rights of our common stockholders.

A substantial amount of our common stock is eligible for sale into the market and this could depress our stock price.
Sales of a substantial number of shares of our common stock in the future could cause the market price of our common stock to decline. As of the date of this report, we have outstanding 50,004,474 shares of common stock, of which our Principal Stockholder owns 48,972,258 shares and the Harbinger Parties own 758,647 shares, with the remainder owned by public stockholders. Additionally, we have 3,000,000 shares of common stock reserved for issuance under our 1999 Long-Term Incentive Plan. As of February 21, 2011, we had no stock options outstanding and 3,000,000 shares available for issuance under the plan.
All of our shares distributed to stockholders on November 12, 1999 are freely tradable without restriction or further registration under the Federal securities laws unless acquired by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. All of the shares held by our Principal Stockholder are “restricted securities” under the Securities Act and are subject to restrictions on resale. All of the shares held by the Harbinger Parties that were purchased on July 9, 2009 are “restricted securities” under the Securities Act and are subject to restrictions on resale.
We have registered 1,000,000 shares of our common stock for resale by our Principal Stockholder from time to time under a separate registration statement. We have also granted our Principal Stockholder registration rights with respect to all of its shares. These registration rights effectively allow our Principal Stockholder to register and publicly sell all of its shares at any time and to participate as a selling stockholder in future public offerings by the Company.
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
The Company’s headquarters are located in New York, New York, in space we share with our Principal Stockholder. Our Principal Stockholder has advised the Company that it has waived its rights to collect rent until future notice.

Item 3.	Legal Proceedings
None.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Dividends
Our common stock began trading on November 30, 1999 on the OTCBB under the symbol “ZPCM.” The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTCBB market quotations reflect inter-dealer prices, without retail mark up, mark down or commission, and are not necessarily representative of actual transactions, and may not be indicative of the value of the common stock or the existence of an active market. Historically, the level of trading in our common stock has been sporadic and limited and there is no assurance that an active trading market will develop which will provide liquidity for the Company’s stockholders.
The following table presents quarterly high and low bid and sale prices for the Company’s common stock reported by the OTCBB for the three months ended:

	Bid Information(1)		Sales Price(1)
	High Bid	Low Bid	High Price	Low Price
12/31/10	$—	$—	$0.20	$0.07
09/30/10	0.00	0.00	0.13	0.00
06/30/10	—	—	0.20	0.02
03/31/10	0.11	0.00	0.15	0.00
12/31/09	0.26	0.10	0.26	0.10
09/30/09	0.10	0.00	0.35	0.00
06/30/09	0.05	0.04	0.25	0.04
03/31/09	0.04	0.04	0.04	0.04

(1)	As reflected in the ZPCM-Zap.Com Corp OTC Bulletin Board® Quarterly Trade and Quote Summary Reports for the years ending December 31, 2010 and December 31, 2009.
As of March 8, 2011, there were approximately 1,188 holders of record of our common stock. This number does not include the stockholders for whom shares are held in a “nominee” or “street” name.
We have never declared or paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of our board of directors and will depend upon a number of factors including future earnings, the success of our business activities, capital requirements, the general financial condition and future prospects of any business that we acquire, general business conditions and such other factors as our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of December 31, 2010:

	Number of Securities to	Weighted-Average	Number of Securities Remaining
	be Issued Upon Exercise	Exercise Price of	Available for Future Issuance Under
	of Outstanding Options,	Outstanding Options,	Equity Compensation Plans (Excluding
Plan category	Warrants and Rights	Warrants and Rights	Securities Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by securities holders	—	$—	3,000,000
Equity compensation plans not approved by security holders	—	—	—

Total	—	$—	3,000,000

Performance Graph
Set forth below is a line-graph presentation comparing the cumulative stockholder return on our common stock against cumulative total returns of the following: (a) the Russell 2000 and (b) a peer group of companies compiled from the SIC Code 6726 (Unit Trust & C E Investments) with small market capitalizations. The performance graph shows total return on investment for the period beginning December 31, 2005 and ending December 31, 2010.

The Company was not able to identify a published industry or line-of-business index that it thinks is comparable to both the Company's business and assets and its limited market capitalization. Instead, the Company selected a peer group, in good faith, consisting of the following companies: Navios Maritime Acquisition Corp., Black Diamond Inc., Ameriwest Petroleum Corp., 57th Saint General Acquisition Corp., Motors Liquidation Company, Comdisco Holding Company Inc., Omni Ventures Inc., Arete Industries Inc., National Patent Development Corp. and Fifth Season International Inc. Zap.Com chose these companies because their market capitalizations are small and they are identified by third parties with the SIC Code 6726 (Unit Trust & C E Investments). The Company believes that unit trusts, which are fixed portfolios of income-producing securities, most closely resemble Zap.Com's operations. The Company believes that this group of companies provides a reasonable basis for comparing total stockholder returns.
The stockholder return shown on the graph below is not necessarily indicative of future performance, and we will not make or endorse any predictions as to future stockholder returns. The graph and related data were furnished by Research Data Group, Inc.

Item 6.	Selected Financial Data
The following table sets forth certain selected financial data derived from our financial statements for the periods and as of the dates presented. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in Item 7 and referenced in Item 8 of this report, respectively.

	Year Ended December 31,
	2010	2009	2008	2007	2006
Income Statement Data:
Revenues	$—	$—	$—	$—	$—
Operating loss	(146,200)	(180,385)	(84,147)	(160,451)	(133,135)
Interest income	223	576	29,743	84,902	83,947
Net loss	(145,977)	(179,809)	(48,207)	(75,549)	(49,188)
Net loss per share-basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average common shares outstanding	50,004,474	50,004,474	50,004,474	50,004,474	50,004,474

Balance Sheet Data (as of year end):
Cash and cash equivalents	$546,407	$1,441,166	$1,597,007	$1,686,624	$1,724,351
Total assets	1,296,032	1,441,166	1,597,007	1,689,460	1,728,350
Total liabilities	886	15,968	3,018	60,988	52,618
Total stockholders’ equity	1,295,146	1,425,198	1,593,989	1,628,472	1,675,732

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
Overview
The Company was formed for the purpose of creating and operating a global network of independently owned web sites. Our Principal Stockholder, Harbinger Group Inc., holds approximately 98% of our outstanding common stock. Currently, we have no business operations, other than complying with reporting requirements under the Exchange Act. We may search for assets or businesses that we can acquire so we can become an operating company.
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
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and notes thereto included elsewhere in this report. This discussion contains forward-looking statements which involve risks and uncertainties. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Part 1—Item 1A. Risk Factors”.
Results of Operations
For the years ended December 31, 2010, 2009, and 2008, our operations consisted of the following:
Revenues. We had no revenues for the years ended December 31, 2010, 2009 and 2008, and we do not presently have any revenue-generating business.
Cost of revenues. We had no cost of revenues for the years ended December 31, 2010, 2009 and 2008.
General and administrative expenses. General and administrative expenses consist primarily of legal and accounting professional services, printing and filing costs, expenses allocated by our Principal Stockholder under a services agreement, and various other costs. General and administrative expenses for the year ended December 31, 2010 were $146,000 compared to $180,000 and $84,000 for the years ended December 31, 2009 and 2008, respectively. The $34,000 decrease in general and administrative expenses for the year ended December 31, 2010 compared to the year ended December 31, 2009 is due primarily to a decrease in professional fees. The $96,000 increase in general and administrative expenses for the year ended December 31, 2009 compared to the year ended December 31, 2008 was due primarily to an increase in professional fees and printing and filing costs associated with our Exchange Act filings.
Interest income. Interest income was $200, $600 and $30,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Our interest income will continue to be negligible while our cash is maintained in bank accounts or invested in U.S. Government instruments with nominal interest rates.
Liquidity and Capital Resources
We have not generated any significant revenue since inception. As a result, our primary source of liquidity has been from our initial capitalization and, to a lesser extent, the interest income generated on our cash equivalents and short-term investments. As we limit our investments principally to U.S. Government instruments, we do not expect to earn significant interest income in the near term. As of December 31, 2010, our cash and cash equivalents were $546,000 and we held $750,000 in short-term investments.

Since our inception, we have utilized services of the management and staff and occupied office space of our Principal Stockholder under a shared services agreement that allocated these costs. Since May 1, 2000, our Principal Stockholder has waived its rights under the services agreement to be reimbursed these costs. For each of the years ended December 31, 2010, 2009 and 2008, we recorded approximately $16,000, $11,000 and $14,000, respectively, as contributed capital for these services.
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
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as of December 31, 2010 that have or are reasonably likely to have a current or future material effect on our financial position, results of operations or cash flows.
Summary of Cash Flows
Cash used in operating activities was $145,000 for the year ended December 31, 2010 compared to $156,000 for the year ended December 31, 2009. The $11,000 decrease in cash used in operating activities resulted primarily from a decrease in general and administrative payments.
Cash used in operating activities was $156,000 for the year ended December 31, 2009 compared to $90,000 for the year ended December 31, 2008. The $66,000 increase in cash used in operating activities resulted primarily from increased general and administrative payments and lower interest income in 2009 compared to 2008.
Cash used in investing activities for the year ended December 31, 2010 of $750,000 represents the purchase of a short-term investment that is classified as held-to-maturity. We had no cash flows from investing activities for the year ended December 31, 2009. Cash flows from investing activities for the year ended December 31, 2008, which netted to zero, were the result of purchases and maturities of short-term investments that were held-to-maturity. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents and all investments with original maturities greater than three months are classified as either short-term or long-term investments.
We had no cash flows from financing activities for the years ended December 31, 2010, 2009 or 2008.
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
Valuation allowance for deferred income taxes. We reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. In so doing, we estimate future taxable income in determining if any valuation allowance is necessary. As a result, we had a full valuation allowance against our deferred tax assets, totaling $87,000, as of December 31, 2010.

We also apply the accounting guidance for uncertain tax positions which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides information on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We believe that we had no uncertain tax positions as of December 31, 2010 which would be required to be recognized in our financial statements.
Contractual Obligations
The Company does not have any long-term debt obligations, capital lease obligations, operating lease obligations or purchase obligations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
We do not have any market risk exposure to changes in interest rates, foreign currency exchange rates, equity prices or commodity prices at December 31, 2010. At that date, our investments consist entirely of U.S Treasury securities with maturities of less than one year that are being held to maturity. We had no outstanding derivative instruments or long-term debt at December 31, 2010.

Item 8.	Financial Statements and Supplementary Data
The Reports of Independent Registered Public Independent Accounting Firms, the Company’s financial statements and notes to the Company’s financial statements appear in a separate section of this Form 10-K (beginning on Page F-2 following Part IV). The index to the Company’s financial statements appears on Page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only with proper authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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
The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2010 in accordance with the COSO criteria.
Changes in Internal Controls Over Financial Reporting
An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during quarter ended December 31, 2010. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended December 31, 2010 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.
Directors, Executive Officers and Corporate Governance, Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13. Certain Relationships and Related Transactions, and Director Independence and Item 14. Principal Accounting Fees and Services.

The information required by Items 10, 11, 12, 13 and 14 will be furnished on or prior to May 2, 2011 (and is hereby incorporated by reference) by an amendment hereto or pursuant to the Company’s information statement relating to the election of directors pursuant to Regulation 14C that will contain such information. Notwithstanding the foregoing, information appearing in the section “Report of the Board of Directors” shall not be deemed to be incorporated by reference in this Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statements and Schedules.
(a)	List of Documents Filed:

(1)	Financial Statements

See Index to Financial Statements on Page F-1 following this Part IV.

(2)	Financial Statement Schedules

All schedules have been omitted since they are either not applicable or the information is contained within the accompanying financial statements.

(b)	Exhibits:

Exhibit No.	Description of Exhibits

3.1
Restated Articles of Incorporation of Zap.Com Corporation (“Zap.Com”) (Incorporated herein by reference to Exhibit No. 3.1 to Zap.Com’s Registration Statement on Form S-1 (File No. 333-76135) originally filed with the Securities and Exchange Commission on April 13, 1999, as amended.)

3.2
Amended and Restated By-laws of Zap.Com (Incorporated herein by reference to Exhibit No. 3.1 to Zap.Com’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed November 4, 2009 (File No. 0-27729.))

4.1
Specimen Stock Certificate (Incorporated herein by reference to Exhibit No. 4.1 to Zap.Com’s Registration Statement on Form S-1 (File No. 333-76135) originally filed with the Securities and Exchange Commission on April 13, 1999, as amended.)

4.2
Registration Rights Agreement between Zap.Com and Zapata Corporation (Incorporated herein by reference to Exhibit No. 10.4 to Zap.Com’s Registration Statement on Form S-1 (File No. 333-76135) originally filed with the Securities and Exchange Commission on April 13, 1999, as amended.)

10.1
Investment and Distribution Agreement between Zap.Com and Zapata Corporation (Incorporated herein by reference to Exhibit No. 10.1 to Zap.Com’s Registration Statement on Form S-1 (File No. 333-76135) originally filed with the Securities and Exchange Commission on April 13, 1999, as amended.)

10.2
Services Agreement between Zap.Com and Zapata Corporation (Incorporated herein by reference to Exhibit No. 10.2 to Zap.Com’s Registration Statement on Form S-1 (File No. 333-76135) originally filed with the Securities and Exchange Commission on April 13, 1999, as amended.)

10.3
Amended and Restated Tax Sharing and Indemnity Agreement between Zap.Com and Zapata Corporation (Incorporated herein by reference to Exhibit 10.3 to Zap.Com’s Annual Report on Form 10-K for the Year Ended December 31, 2007 as filed with the Securities and Exchange Commission on March 7, 2008 (File No. 000-27729.)

10.4
Form of Indemnification Agreement by and among Zapata Corporation and Zap.Com and the Directors or Officers of Zapata Corporation and Zap.Com (Incorporated herein by reference to Exhibit 10.1 to Zap.Com’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed November 4, 2009 (File No. 0-27729.)

10.5
Amended and Restated 1999 Long-Term Incentive Plan of Zap.Com (Incorporated herein by reference to Exhibit 4.2 to Zap.Com’s Annual Report on Form 10-K for the Year Ended December 31, 2005 as filed with the Securities and Exchange Commission on March 14, 2006 (File No. 000-27729.))

Exhibit No.		Description of Exhibits

10.6	*	Indemnification Agreement by and between Zap.Com and Richard H. Hagerup, dated as of December 1, 2010.

31.1	*	Certification of CEO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of CFO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zap.Com Corporation (Registrant)
March 11, 2011	By:	/s/ FRANCIS T. McCARRON
(Francis T. McCarron)
Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PHILIP A. FALCONE (Philip A. Falcone)	President and Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	March 11, 2011

/s/ FRANCIS T. McCARRON (Francis T. McCarron)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 11, 2011

/s/ RICHARD H. HAGERUP (Richard H. Hagerup)	Interim Chief Accounting Officer (Principal Accounting Officer)	March 11, 2011

/s/ PETER A. JENSON (Peter A. Jenson)	Director	March 11, 2011

/s/ KEITH M. HLADEK (Keith Hladek)	Director	March 11, 2011

ZAP.COM CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Zap.Com Corporation:
We have audited the accompanying balance sheet of Zap.Com Corporation (the “Company”) as of December 31, 2010, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG

New York, NY
March 11, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Zap.Com Corporation
Rochester, NY
We have audited the accompanying balance sheet of Zap.com Corporation (the “Company”) as of December 31, 2009 and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of Zap.Com Corporation as of December 31, 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Rochester, NY
February 26, 2010

ZAP.COM CORPORATION
BALANCE SHEETS

	December 31,	December 31,
	2010	2009

ASSETS:
Current assets:
Cash and cash equivalents (Note 3)	$546,407	$1,441,166
Short-term investments (Note 3)	749,450	—
Interest receivable	175	—

Total assets	$1,296,032	$1,441,166

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$886	$6,119
Accrued liabilities	—	9,849

Total liabilities	886	15,968

Commitments and contingencies (Note 7)
Stockholders’ equity (Note 5):
Preferred stock, $0.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value, 1,500,000,000 shares authorized; 50,004,474 shares issued and outstanding	50,004	50,004
Additional paid in capital	10,941,471	10,925,546
Accumulated deficit	(9,696,329)	(9,550,352)

Total stockholders’ equity	1,295,146	1,425,198

Total liabilities and stockholders’ equity	$1,296,032	$1,441,166

See accompanying notes to financial statements.

ZAP.COM CORPORATION
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008

Revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—
Operating expenses:
General and administrative (Note 8)	146,200	180,385	84,147

Operating loss	(146,200)	(180,385)	(84,147)
Other income:
Interest income	223	576	29,743
Other, net	—	—	6,197

	223	576	35,940

Loss before income taxes	(145,977)	(179,809)	(48,207)
Income taxes (Note 4)	—	—	—

Net loss	$(145,977)	$(179,809)	$(48,207)

Net loss per share —basic and diluted (Note 6)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	50,004,474	50,004,474	50,004,474

See accompanying notes to financial statements.

ZAP.COM CORPORATION
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008

Cash flows from operating activities:
Net loss	$(145,977)	$(179,809)	$(48,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed capital from Harbinger Group Inc. for unreimbursed management services and rent	15,925	11,018	13,724
Changes in assets and liabilities
Interest receivable	(175)	—	2,836
Accounts payable	(5,233)	3,251	(20,370)
Accrued liabilities	(9,849)	9,699	(37,600)

Net cash used in operating activities	(145,309)	(155,841)	(89,617)

Cash flows from investing activities:
Purchases of investments	(749,450)	—	(3,245,284)
Maturities of investments	—	—	3,245,284

Net cash used in investing activities	(749,450)	—	—

Net decrease in cash and cash equivalents	(894,759)	(155,841)	(89,617)
Cash and cash equivalents at beginning of year	1,441,166	1,597,007	1,686,624

Cash and cash equivalents at end of year	$546,407	$1,441,166	$1,597,007

See accompanying notes to financial statements.

ZAP.COM CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2008	50,004,474	$50,004	$10,900,804	$(9,322,336)	$1,628,472
Contributed capital from Harbinger Group Inc. for unreimbursed management services and rent (Note 8)	—	—	13,724	—	13,724
Net loss and comprehensive loss	—	—	—	(48,207)	(48,207)

Balance, December 31, 2008	50,004,474	50,004	10,914,528	(9,370,543)	1,593,989
Contributed capital from Harbinger Group Inc. for unreimbursed management services and rent (Note 8)	—	—	11,018	—	11,018
Net loss and comprehensive loss	—	—	—	(179,809)	(179,809)

Balance, December 31, 2009	50,004,474	50,004	10,925,546	(9,550,352)	1,425,198
Contributed capital from Harbinger Group Inc. for unreimbursed management services and rent (Note 8)	—	—	15,925	—	15,925
Net loss and comprehensive loss	—	—	—	(145,977)	(145,977)

Balance, December 31, 2010	50,004,474	$50,004	$10,941,471	$(9,696,329)	$1,295,146

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
On July 9, 2009, Harbinger Capital Partners Master Fund I, Ltd. (“Master Fund”), Global Opportunities Breakaway Ltd. (“Global Fund”) and Harbinger Capital Partners Special Situations Fund, L.P. (“Special Situations Fund” and, together with the Master Fund and Global Fund, the “Harbinger Parties”) purchased 9,937,962 shares, or 51.6%, of the Principal Stockholder’s common stock and 757,907 shares, or 1.5%, of Zap.Com’s common stock. This transaction is referred to as the “2009 Change of Control.” The Harbinger Parties subsequently purchased 740 additional shares of Zap.Com’s common stock and 12,099 additional shares of the Principal Stockholder’s common stock during 2009.
On January 7, 2011, the Principal Stockholder acquired a controlling financial interest in Spectrum Brands Holdings, Inc., a global consumer products company, from the Harbinger Parties. In exchange, the Principal Stockholder issued 119,909,829 shares of its common stock to the Harbinger Parties. After completing this transaction, the Harbinger Parties hold approximately 93.3% of the outstanding common stock of the Principal Stockholder.
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
Cash and Cash Equivalents
The Company principally invests its excess cash in U.S. Government instruments. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company had no cash equivalents at December 31, 2010.
Investments
The Company also invests in U.S. Government instruments with maturities greater than three months. As the Company has both the intent and the ability to hold these securities to maturity, they are considered held-to-maturity investments. These investments are recorded at original cost plus accrued interest, which is included in “Interest receivable” in the accompanying balance sheets.

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
The Company also applies the accounting guidance for uncertain tax positions which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides information on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.
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
Note 3. Fair Value of Financial Instruments
The Company classifies its U.S. Treasury investments as held-to-maturity, unless original maturities are three months or less, and, accordingly, their carrying amounts represent amortized cost, which is original cost adjusted for the amortization of premiums and discounts, plus accrued interest. The accrued interest receivable is included in “Interest receivable” in the accompanying balance sheets. The carrying amounts approximate fair value. The carrying amounts and estimated fair values of the Company’s financial instruments for which the disclosure of fair values is required were as follows:

	December 31, 2010			December 31, 2009
	Carrying	Fair	Unrecognized	Carrying	Fair	Unrecognized
	Amount	Value	Gain or Loss	Amount	Value	Loss
Cash and cash equivalents:
U.S. Treasury Bills	$—	$—	$—	$1,400,000	$1,399,986	$(14)
Treasury money market	—	—	—	32,589	32,589	—
Checking accounts	546,407	546,407	—	8,577	8,577	—

Total cash and cash equivalents	546,407	$546,407	—	1,441,166	$1,441,152	(14)

Short-term investments
U.S. Treasury Bills	749,625	749,625	—	—	—	—

Total short-term investments	749,625	$749,625	—	—	$—	—

Less: Interest receivable classified separately	(175)			—

Total short-term investments, at cost	749,450			—

Total cash and investments	$1,295,857		$—	$1,441,166		$(14)

As of December 31, 2010, the Company’s short-term investments had maturities of approximately five months with an interest rate of 0.15%. As of December 31, 2009, the Company had investments in U.S. Treasuries with original maturities of less than three months with an interest rate of 0.00%.
Note 4. Income Taxes
As a result of a full valuation allowance provided against net operating loss carryforward tax benefits, the Company has no income tax benefit for the years ended December 31, 2010, 2009 and 2008. The components of the Company’s deferred income tax assets and related valuation allowance at December 31, 2010 and December 31, 2009 are as follows:

	December 31,
	2010	2009
Deferred tax assets:
Assets and accruals not yet deductible	$9,984	$10,159
Net operating loss carryforwards	76,978	25,833

Total deferred tax assets	86,962	35,992
Less: valuation allowance	(86,962)	(35,992)

Net deferred income taxes	$—	$—

The 2009 Change of Control resulted in an ownership change pursuant to the Internal Revenue Code (“IRC”) section 382. As a result, the Company’s ability to utilize pre-ownership change net operating loss carryforwards of $8.2 million was eliminated.
The Company believes sufficient uncertainty exists regarding the realizability of its deferred tax assets such that a full valuation allowance is required. As of December 31, 2010, the Company had approximately $219,937 net operating loss carryforwards which will expire beginning in 2029. In the event there is another change of control in the ownership of the Company, as defined by the IRC, the annual utilization of the net operating losses could be limited.
The Company did not have any unrecognized tax benefits related to uncertain tax positions as of December 31, 2010 or 2009. Future amounts of accrued interest and penalties, if any, related to uncertain tax positions will be recorded as a component of income tax expense. The Company does not expect that the amount of unrecognized tax benefits will change significantly in the next twelve months.
The Company has been, and expects to continue to be for the foreseeable future, a member of its Principal Stockholder’s consolidated tax group and is subject to Federal and state income tax examinations for years after 2006. Although the Company has entered into a tax sharing and indemnity agreement with its Principal Stockholder if the Principal Stockholder or members of its consolidated tax group (other than the Company) fail to pay tax liabilities arising prior to the time that the Company is no longer a member of its Principal Stockholder’s consolidated tax group, the Company could be required to make payments in respect of these tax liabilities and these payments could materially adversely affect its financial condition.
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

Under the 1999 Plan, 3,000,000 shares of common stock are available for awards. As of December 31, 2010, there were 3,000,000 shares available for grant under the 1999 Plan. The 1999 Plan provides for the grant of any or all of the following types of awards: stock options, stock appreciation rights, stock awards, cash awards, or other rights or interests. Allocations of awards are made by the Company’s board of directors at its sole discretion within the provisions of the 1999 Plan. As of December 31, 2010 and 2009, there were no cash awards or other rights or interests outstanding under the 1999 Plan.
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
As of December 31, 2010 and December 31, 2009, the Company had no stock-based compensation awards outstanding and, therefore, no unrecognized compensation cost. The Company had no stock-based grants and no options exercised during the years ended December 31, 2010, 2009 and 2008. The Company had 511,300 fully-vested stock options (with a weighted average exercise price of $0.08 per share) outstanding at December 31, 2008, which expired during 2009. As a result, there were no stock-based compensation costs recognized in the Company’s statements of operations for the years ended December 31, 2010, 2009 and 2008.
Note 6. Net Loss Per Share
Basic and diluted net loss per share has been computed by dividing the net loss by the weighted average number of shares of common stock outstanding. The potential effect of outstanding stock options during 2009 and 2008 was excluded from those years’ computations of diluted net loss per share because it would have been antidilutive.
Note 7. Commitments and Contingencies
The Company does not have any commitments or contingencies that it believes may be material to its financial statements.
Note 8. Related Party Transactions
Since its inception, the Company has utilized the services of the management and staff of its Principal Stockholder, under a shared services agreement that allocated these costs on a percentage of time basis. The Company also shares office space with its Principal Stockholder under such agreement. The Principal Stockholder has waived its rights under the shared services agreement to be reimbursed for these costs. The Company recorded approximately $16,000, $11,000, and $14,000 as contributed capital for such services and office space for the years ended December 31, 2010, 2009 and 2008, respectively. The Company believes these allocations were made on a reasonable basis; however, they do not necessarily represent the costs that would have been incurred by the Company on a stand-alone basis.

Note 9. Quarterly Financial Information (Unaudited)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010
Revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Operating loss	(34,642)	(65,424)	(25,980)	(20,154)
Net loss	(34,612)	(65,406)	(25,980)	(19,979)
Net loss per share (basic and diluted)	(0.00)	(0.00)	(0.00)	(0.00)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
Revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Operating loss	(50,268)	(56,139)	(42,686)	(31,292)
Net loss	(50,268)	(55,860)	(42,411)	(31,270)
Net loss per share (basic and diluted)	(0.00)	(0.00)	(0.00)	(0.00)