Form 10-K/A
period 2010-12-31
ZAP COM CORP
filed 2011-05-02
CIK 1083243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-27729
Zap.Com Corporation
(Exact name of Registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	76-0571159 (I.R.S. Employer Identification No.)

450 Park Avenue, 27th Floor New York, NY (Address of principal executive offices)	10022 (Zip Code)
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
As of April 28, 2011, the Registrant had outstanding 50,004,474 shares of common stock, $0.001 par value.
Documents Incorporated By Reference: None.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of Zap.Com Corporation (referred to as the “Company,” “Zap.Com,” “we,” “us,” or “our”) for the year ended December 31, 2010, filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2011 (the “Original 10-K”) is being filed solely for the purpose of including the information required by Part III of Form 10-K. Such information was previously expected to be incorporated by reference to the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders. As the Company no longer anticipates filing its definitive proxy statement within 120 days of its fiscal year ended December 31, 2010, Part III, Items 10-14, of the Company’s Original 10-K are hereby amended and restated in their entirety.
As required by Rule 12b-15, in connection with this Form 10-K/A, the Company’s Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications dated April 29, 2011.
Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original 10-K. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the Original 10-K was filed.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
INFORMATION ABOUT THE DIRECTORS
Class II Director — Three Year Term Expiring in the Year 2011
Keith M. Hladek, age 35, has served as a director of the Company since October 2009. Mr. Hladek is also a director of our parent, Harbinger Group Inc. (“HGI”). He is Chief Financial Officer of Harbinger Capital Partners LLC (“Harbinger Capital”), an affiliate of Zap.Com. Mr. Hladek is responsible for all accounting and operations of Harbinger Capital affiliated funds (including Harbinger Capital Partners Master Fund I, Ltd. (“Master Fund”), Harbinger Capital Partners Special Situations Fund, L.P. (“Special Situations Fund”) and Global Opportunities Breakaway Ltd. (“Global Fund,” and, collectively, the “Harbinger Parties”)) and their management companies, including portfolio accounting, valuation, settlement, custody, and administration of investments. Prior to joining Harbinger Capital in 2009, Mr. Hladek was Controller at Silver Point Capital, a distressed debt and credit-focused private investment firm, where he was responsible for accounting, operations and valuation for various funds and related financing vehicles. Silver Point Capital is not an affiliate of Zap.Com. Mr. Hladek is a Certified Public Accountant in New York. We elected Mr. Hladek as a director because of his extensive accounting and operations experience and his relationship with the controlling stockholders of HGI, our parent.
Class I Director — Three Year Term Expiring in the Year 2013
Peter A. Jenson, age 45, has served as Chief Operating Officer of the Company since May 2010, a director of the Company since June 2010 and Secretary of the Company since July 2009. Mr. Jenson is also a Managing Director and Chief Operating Officer of Harbinger Capital, an affiliate of Zap.Com, was elected a director and Secretary of HGI in July 2009 and Chief Operating Officer of HGI in May 2010. Mr. Jenson is responsible for all operational activities of the Harbinger Parties and management companies, including trade operations, portfolio accounting, valuation, treasury and portfolio financing, legal and compliance, information technology, administration and human resources. Prior to joining Harbinger Capital in 2009, Mr. Jenson held similar senior executive positions where he was responsible for finance and administration activities at Citadel Investment Group, a global financial institution, and Constellation Commodity Group, an energy company. Mr. Jenson was a Partner at PricewaterhouseCoopers LLP where he was responsible for attestation and consulting activities across a broad spectrum of financial services clients, including commercial and international banks, trading organizations and investment companies. None of the companies Mr. Jenson worked with before joining Harbinger Capital is an affiliate of Zap.Com. Mr. Jenson is a Chartered Accountant and a Certified Practising Accountant in Australia, as well as a Fellow of The Securities Institute in Australia. We nominated Mr. Jenson as a director because of his expertise in operational activities, his knowledge of accounting and finance and his relationship with the Harbinger Parties, thereby providing the Board of Directors of the Company (the “Board”) with important interaction with, and access to, the controlling stockholders of HGI, our parent.
Class III Director — Three Year Term Expiring in the Year 2012
Philip A. Falcone, age 48, has served as a director, the Chairman of the Board, President and Chief Executive Officer of the Company since July 2009. He is Chief Investment Officer and Chief Executive Officer of Harbinger Capital, an affiliate of Zap.Com, is Chief Investment Officer of the Harbinger Parties and other Harbinger Capital affiliates and is the Chairman of the Board, President and Chief Executive Officer of our parent, HGI. Mr. Falcone has been the Chief Investment Officer of Harbinger Capital affiliated funds since 2001. Mr. Falcone has over two decades of experience in leveraged finance, distressed debt and special situations. Prior to joining the predecessor of Harbinger Capital, Mr. Falcone served as Head of High Yield trading for Barclay’s Capital. None of the companies Mr. Falcone worked with before joining the Harbinger Capital affiliated funds is an affiliate of Zap.Com. We elected Mr. Falcone as a director because of his extensive investment experience and his controlling relationship with the controlling stockholders of HGI, our parent. We elected Mr. Falcone as our Chairman of the Board, President and Chief Executive Officer because of his experience, and current position, as Chief Investment Officer and Chief Executive Officer of Harbinger Capital.

INFORMATION ABOUT THE EXECUTIVE OFFICERS
The following sets forth certain information with respect to the executive officers of the Company, as of the date of this information statement. All officers of the Company serve at the pleasure of the Company’s Board and until their successors are elected and qualified.

Name	Age	Position
Philip A. Falcone	48	Chairman of the Board, President and Chief Executive Officer
Francis T. McCarron	54	Executive Vice President and Chief Financial Officer
Peter A. Jenson	45	Chief Operating Officer and Secretary
Richard H. Hagerup	58	Interim Chief Accounting Officer
Philip A. Falcone, see “Information about the Directors — Class III Director”, above.
Francis T. McCarron, age 54, has been the Executive Vice President and Chief Financial Officer of Zap.Com since December 2009. Mr. McCarron also serves as the Executive Vice President and Chief Financial Officer of HGI, a position he has held since December 2009. From 2001 to 2007, Mr. McCarron was the Chief Financial Officer of Triarc Companies, Inc. (“Triarc”), which was renamed Wendy’s/Arby’s Group, Inc. in 2008. During 2008, Mr. McCarron was a consultant for Triarc. During the time of Mr. McCarron’s employment, Triarc was a holding company that, through its principal subsidiary Arby’s Restaurant Group, Inc., was the franchisor of the Arby’s restaurant system. Triarc (now Wendy/Arby’s Group, Inc.) is not an affiliate of Zap.Com.
Peter A. Jenson, see “Information about the Directors — Class I Director”, above.
Richard H. Hagerup, age 58, has been the Interim Chief Accounting Officer of Zap.Com since December 2010. Mr. Hagerup also serves as Interim Chief Accounting Officer of HGI, a position he has held since December 2010. Prior to being appointed as Interim Chief Accounting Officer of the Company, Mr. Hagerup served as the Company’s contract controller, a position he held from January 2010. From April 1980 to April 2008, Mr. Hagerup held various accounting and financial reporting positions with Triarc and its affiliates, last serving as Controller of Triarc. During the time of Mr. Hagerup’s employment, Triarc was a holding company that, through its principal subsidiary, Arby’s Restaurant Group, Inc., was the franchisor of the Arby’s restaurant system. Triarc (now Wendy/Arby’s Group, Inc.) is not an affiliate of Zap.Com.
Family Relationships
There are no family relationships or other arrangements or understandings between or among any of the directors, executive officers or other persons under which that person was selected to serve as a director or officer.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors, officers and greater than 10% stockholders are required by the SEC’s regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, one director, Peter A. Jenson, did not timely file a Form 3 to report that he did not beneficially own any securities of the Company; his Form 3 was filed on January 28, 2011, and no other reports were untimely filed. To our knowledge, other than the Form 3 for Mr. Jenson, and based solely upon a review of the copies of such forms furnished to us and written representations that no other reports were required, we believe that, during 2010, all other such filings required to be made by such persons were timely made in accordance with the requirements of the Exchange Act.
CORPORATE GOVERNANCE AND CODE OF ETHICS AND BUSINESS CONDUCT
The Board has adopted a Code of Ethics and Business Conduct to provide guidance to all the Company’s directors, officers and employees, including the Company’s principal executive officer, principal accounting officer or controller or persons performing similar functions.
Zap.Com’s Board currently performs the functions of the audit committee and has determined that Mr. Hladek qualifies as an “audit committee financial expert,” as defined by Item 407(d)(5)(ii) of Regulation S-K. Due to Mr. Hladek’s position with HGI, the Harbinger Parties and Harbinger Capital, he is not an independent director.

Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Zap.Com’s Board does not presently maintain a compensation committee because we do not pay any compensation to our senior executives or directors. Our “named executive officers” are (i) Chairman of the Board, President and Chief Executive Officer, Philip A. Falcone, (ii) Executive Vice President and Chief Financial Officer, Francis T. McCarron, and (iii) Former Vice President — Finance, Leonard DiSalvo. Our named executive officers do not receive any salary or bonus from Zap.Com and currently devote a significant portion of their business time to HGI, where they hold the same offices. These officers, however, will devote such time to Zap.Com’s affairs as is required to perform their duties to Zap.Com. Zap.Com does not provide its employees with any post-termination benefits and does not have any employment agreements.
Because we currently do not pay any compensation to our named executive officers, during the 2010 fiscal year, the Board did not give consideration to any objectives of our compensation program nor give consideration regarding what our compensation program is designed to reward. Although we may pay our named executive officers a base salary and provide various awards under our 1999 Long-Term Incentive Plan, including stock options, stock appreciation rights, stock awards, cash awards, or other rights or interests, there was no consideration during the 2010 fiscal year by the Board regarding each element of compensation and the amount of each element to pay as compensation for our named executive officers.
Summary Compensation Table
The following table sets forth the compensation received by our named executive officers during the fiscal years ended December 31, 2010, 2009 and 2008:

								Change in
								Pension Value
								and
							Non-Equity	Nonqualified
					Stock	Option	Incentive Plan	Deferred	All Other
Name and Principal		Salary			Awards	Awards	Compensation	Compensation	Compensation
Position	Year	($)		Bonus ($)	($)	($)	($)	Earnings ($)	($)	Total ($)
Philip A. Falcone, Chairman	2010	—	(1)	—	—	—	—	—	—	—
of the Board, President	2009	—	(1)	—	—	—	—	—	—	—
and Chief Executive Officer
Francis T. McCarron,	2010	—	(2)	—	—	—	—	—	—	—
Executive Vice President	2009	—	(2)	—	—	—	—	—	—	—
and Chief Financial Officer
Leonard DiSalvo, Former	2010	—	(3)	—	—	—	—	—	—	—
Vice President — Finance	2009	—	(3)	—	—	—	—	—	—	—
	2008	—	(3)	—	—	—	—	—	—	—

(1)	Mr. Falcone is an affiliate of the Harbinger Parties and he does not receive any compensation for his services as our Chairman of the Board, President and Chief Executive Officer.

(2)	Mr. McCarron serves as Executive Vice President and Chief Financial Officer of HGI and Zap.Com. In 2010, Zap.Com recognized $5,000 as contributed capital from HGI for Mr. McCarron’s annual salary under its shared services agreement with HGI. In 2009, Zap.Com did not recognize any contributed capital from HGI for Mr. McCarron’s annual salary under its shared services agreement with HGI.

(3)	Mr. DiSalvo served as Vice President — Finance of HGI and Zap.Com until May 2010. In 2010, Zap.Com recognized $3,100 as contributed capital from HGI for Mr. DiSalvo’s annual salary under its shared services agreement with HGI. In each of 2009 and 2008, Zap.Com recognized approximately $7,000 as contributed capital from HGI for Mr. DiSalvo’s annual salary under its shared services agreement with HGI. No amount of Mr. DiSalvo’s bonus was allocated to Zap.Com.

1999 Long-Term Incentive Plan
The Zap.Com 1999 Long-Term Incentive Plan (the “1999 Incentive Plan”) was approved by Board and Zapata Corporation (predecessor to HGI) as Zap.Com’s sole stockholder in April 1999, and amended in January 2006. Pursuant to the plan, awards may be made to existing and future officers, other employees, consultants and directors of the Company from time to time. The 1999 Incentive Plan is intended to promote the long-term financial interests and growth of the Company by providing employees, officers, directors and consultants of the Company with appropriate incentives and rewards to enter into and continue in the employ of, or their relationship with, the Company and to acquire a proprietary interest in the long-term success of the Company and to reward the performance of individual officers, other employees, consultants and directors in fulfilling their responsibilities for long-range achievements.
The Board, or upon formation, the compensation committee (both of which are referred to below as the “committee”), may make awards under the 1999 Incentive Plan from among those eligible persons who hold positions of responsibility and whose performance, in the judgment of the committee, has a significant effect on the Company’s success. Under the 1999 Incentive Plan, 3,000,000 shares of Zap.Com common stock are available for awards. The 1999 Incentive Plan provides for the grant of any or all of the following types of awards: stock options, stock appreciation rights, stock awards, cash awards, or other rights or interests. Stock options may be incentive stock options that comply with Section 422 of the Internal Revenue Code, as amended (the “Code”). Future allocation of awards under the 1999 Incentive Plan is not currently determinable as the allocation is dependent upon future decisions to be made by the committee in its sole discretion, and the applicable provisions of the 1999 Incentive Plan.
The exercise price of any stock option may, at the discretion of the committee, be paid in cash or by surrendering shares or another award under the 1999 Incentive Plan, valued at fair market value on the date of exercise or any combination of cash or stock. Stock appreciation rights are rights to receive, without payment to the Company, cash or shares of the Zap.Com common stock with a value determined by reference to the difference between the exercise or strike price of the stock appreciation rights and the fair market value or other specified valuation of the shares at the time of exercise. Stock appreciation rights may be granted in tandem with stock options or separately.
Stock awards may consist of shares of the Zap.Com common stock or be denominated in units of shares of Zap.Com common stock. A stock award may provide for voting rights and dividend equivalent rights.
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
An award may provide for the granting or issuance of additional, replacement or alternative awards upon the occurrence of specified events, including the exercise of the original award.
An award may provide for a tax gross-up payment to a participant if a change in control of the Company results in the participant owing an excise tax or other tax above the rate ordinarily applicable, due to the parachute tax provisions of Section 280G of the Code or otherwise. The gross-up payment would be in an amount so that the net amount received by the participant, after paying the increased tax and any additional taxes on the additional amount, would be equal to that receivable by the participant if the increased tax were not applicable.
Grant of Plan-Based Awards
None of our named executive officers was granted any plan-based awards in the fiscal year ending December 31, 2010.
Outstanding Equity Awards at Fiscal Year-End
Our named executive officers did not hold any outstanding equity awards at December 31, 2010.
Option Exercises and Stock Vested
None of our named executive officers exercised any stock options in the fiscal year ending December 31, 2010.
Pension Benefits
Zap.Com does not maintain any pension benefits, and therefore none of our named executive officers received any pension benefits from the Company in 2010.
Nonqualified Deferred Compensation
Zap.Com does not maintain any nonqualified deferred contribution or nonqualified deferred compensation plans.

Elements of Post-Termination Compensation and Benefits; Employment Agreements with Named Executive Officers; Payments upon Termination and Change in Control
We do not provide our employees with any post-termination benefits and do not have any employment agreements. However, we have indemnification agreements with each of our named executive officers, pursuant to which we agreed to indemnify them to the fullest extent of the law.
We are not currently obligated to make any payments or provide any benefits to any named executive officer upon the termination of such named executive officer’s employment, a change of control of the Company, or a change in the named executive officer’s responsibilities.
Director Compensation
Each director who is not an employee of Zap.Com or the Harbinger Parties (or an affiliate) may be compensated for serving as a director at a set dollar amount to be determined by the Board. In addition, each new non-employee director may, upon joining the Board, be granted options under the 1999 Incentive Plan to purchase shares of Zap.Com common stock at the fair market value for the shares at the time of grant. The Board will determine the number and terms of the options to be granted to the new director. All three of our directors are employees of affiliates of the Harbinger Parties and, therefore, did not receive any compensation in their capacity as directors of Zap.Com for 2010. In addition, Lawrence M. Clark, Jr., a former director, was an affiliate of the Harbinger Parties during the period he served as a director and did not receive any compensation for 2010.
Determination of Compensation
As stated above, we do not have a compensation committee because we do not currently pay our directors or executive officers. The Board will determine any compensation decisions that may arise in the future. Should we decide to pay our executive officers in the future, base salaries for our executives will be established on a case-by-case basis by the Board, based on the executive’s level of responsibility, prior experience, breadth of knowledge and salary requirements. The Board may also grant stock options upon hiring or based upon subjective considerations as to an executive’s contribution or potential contribution to the Company. The Board may delegate the authority to recommend the amount or form of executive or director compensation to individual directors or executive officers, but the authority to approve the compensation will rest with the Board. During our last completed fiscal year, the Board did not retain compensation consultants to determine or recommend the amount or form of executive or director compensation, but it may do so in the future if it deems it appropriate.
Compensation Committee Interlocks and Insider Participation
As stated above, we do not have a compensation committee and the Board will determine any compensation decisions that may arise in the future. In the fiscal year ending December 31, 2010, the Board did not deliberate on executive officer compensation. Philip A. Falcone and Peter Jenson, our President and Chief Executive Officer and our Chief Operating Officer and Secretary, respectively, are both members of the board of directors of HGI, whose board of directors is responsible for determining executive compensation; however, Messrs. Falcone and Jenson are not members of the compensation committee of HGI, formed in April 2011.
REPORT OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION
The information contained in this report shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933 or the Exchange Act.
The Board has reviewed and discussed the Compensation Discussion and Analysis contained in this information statement with the management. Based on that review and discussion, the Board believes that the Compensation Discussion and Analysis be included in this information statement and Annual Report on Form 10-K/A.
THE BOARD OF DIRECTORS
Philip A. Falcone, Chairman
Peter A. Jenson
Keith Hladek

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table indicates the number of shares of HGI common stock owned beneficially as of April 29, 2011 by
•	each person known to the Company to beneficially own more than 5% of the outstanding shares of common stock,
•	each director (including the director nominee),
•	the named executive officers, and
•	all directors, director nominee and executive officers as a group.
Except to the extent indicated in the footnotes to the following table, each of the persons or entities listed therein has sole voting and investment power with respect to the shares which are reported as beneficially owned by such person or entity. The Company does not know of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.
The following calculations are based upon the shares of the Company’s common stock issued and outstanding on April 29, 2011 plus the number of such shares of common stock outstanding pursuant to SEC Rule 13d-3(d)(1). Shares of the Company’s common stock subject to options exercisable within 60 days of April 29, 2011 are deemed outstanding for purposes of computing the percentage of the person holding such option but are not deemed outstanding for computing the percentage of any other person.
Zap.Com Corporation

	Amount and Nature of	Percent
Name and Address of Beneficial Owner	Beneficial Ownership	of Class
Harbinger Group Inc.(1)(2)	48,972,258	97.9%
Philip A. Falcone(6)	49,730,905	99.5%
Keith Hladek(4)	0	*
Peter A. Jenson(4)	0	*
Francis T. McCarron(5)	0	*
Leonard DiSalvo(7)	0	*
All directors and executive officers of the Company as a group (5 persons)	49,730,905	99.5%

*	Represents beneficial ownership of less than 1.0%.

(1)	HGI’s address is 450 Park Avenue, 27th Floor, New York, NY 10022. As a result of this ownership, HGI controls Zap.Com. The Harbinger Parties own beneficially and of record approximately 93.3% of HGI’s outstanding common stock and, by virtue of that ownership, controls HGI and, therefore, beneficially owns the Zap.Com securities held by HGI.

(2)	Zap.Com has registered 1,000,000 shares of Zap.Com common stock held by HGI for resale on a shelf basis under a separate registration statement. These figures are subject to change if HGI sells any of these shares.

(4)	The address of Messrs. Hladek and Jenson is c/o Harbinger Capital Partners LLC, 450 Park Avenue, 30th Floor, New York, New York 10022.

(5)	The address of Mr. McCarron is c/o Harbinger Group Inc., 450 Park Avenue, 27th Floor, New York, NY 10022.

(6)	Philip A. Falcone, the managing member of Harbinger Holdings, LLC (“Harbinger Holdings”) and portfolio manager of each of Master Fund, Special Situations Fund and Global Fund, may be deemed to indirectly beneficially own 49,730,905 shares of our common stock, constituting approximately 99.5% of our outstanding common stock, and has shared voting and dispositive power as to the 49,730,905 shares. 758,647 shares of our common stock are directly owned by Philip Falcone and the Harbinger Parties and 48,972,258 shares of our common stock are indirectly beneficially owned by Philip Falcone and the Harbinger Parties through their direct ownership interests in HGI, which holds 97.9% of our outstanding capital stock. Mr. Falcone disclaims beneficial ownership of the 49,730,905 shares of our common stock, except with respect to his pecuniary interest therein. Mr. Falcone’s address is c/o Harbinger Capital Partners LLC, 450 Park Avenue, 30th Floor, New York, New York 10022.

(7)	The address of Leonard DiSalvo is c/o Harbinger Group Inc., 450 Park Avenue, 27th Floor, New York, NY 10022.

The following table indicates the number of shares of common stock of the Company’s parent, HGI, owned beneficially as of April 29, 2011 by each director (including the director nominee), named executive officer and all directors, director nominee and executive officers as a group. Except to the extent indicated in the footnotes to the following table, each of the persons or entities listed therein has sole voting and investment power with respect to the shares which are reported as beneficially owned by such person or entity.
HGI

	Amount and Nature of	Percent
Name and Address of Beneficial Owner	Beneficial Ownership	of Class
Philip A. Falcone(3)	129,859,889	93.3%
Keith M. Hladek(1)	0	*
Peter A. Jenson(1)	0	*
Francis T. McCarron(2)	41,667	*
Leonard DiSalvo(4)	260,000	*
All directors and executive officers of the Company as a group (6 persons)	130,161,556	93.3%

*	Represents beneficial ownership of less than 1.0%.

(1)	The address of Messrs. Hladek and Jenson is c/o Harbinger Capital Partners LLC, 450 Park Avenue, 30th Floor, New York, New York 10022.

(2)	The address of Mr. McCarron is c/o Harbinger Group Inc., 450 Park Avenue, 27th Floor, New York, New York 10022.

(3)	Based solely on a Schedule 13D, Amendment No. 6, filed with the SEC on March 10, 2011, Mr. Falcone, the managing member of Harbinger Holdings and Harbinger Capital Partners II GP LLC and portfolio manager of each of the Master Fund, the Special Situations Fund and the Global Fund, may be deemed to indirectly beneficially own 129,859,889 shares of HGI’s common stock, constituting approximately 93.3% of HGI’s outstanding common stock, and has shared voting and dispositive power over all such shares. Mr. Falcone disclaims beneficial ownership of the shares reported in the Schedule 13D, except with respect to his pecuniary interest therein. Mr. Falcone’s address is c/o Harbinger Holdings, LLC, 450 Park Avenue, 30th Floor, New York, New York 10022.

(4)	The address of Mr. DiSalvo is c/o Harbinger Group Inc., 450 Park Avenue, 27th Floor, New York, NY 10022.
Item 13. Certain Relationships and Related Transactions, and Director Independence
RELATED PARTY TRANSACTIONS
Our Board has adopted a Statement of Policy with Respect to Related Party Transactions (the “Related Party Transactions Policy”). A “Related Party Transaction” is defined in the Related Party Transactions Policy as any financial transaction or any series of similar transactions in which we are a participant and in which a related person (i.e., a director, officer, beneficial owner of more than 5% of any class of our capital stock or a family member or controlling or controlled entity of the foregoing persons) has a direct or indirect interest, other than: (i) our payment of compensation to a related person for the related person’s service in the capacity that give rise to the person’s status as a “related person”; (ii) transactions available to all of our employees or all of our stockholders on the same terms; and (iii) transactions which, when aggregated with the amount of all other transactions between us and the related person, involve in a fiscal year the lesser of (a) $100,000 or (b) 1% of the average of our total assets at year-end for the last two completed fiscal years. Pursuant to the Related Party Transaction Policy, the Related Party Transaction proposed to be entered into must be reported to our Board for review. In reviewing and determining whether to approve a proposed Related Party Transaction presented to our Board, the disinterested members of our Board will analyze such factors as they deem appropriate. We may only enter into a Related Party Transaction upon approval by our Board. Our Board may delegate its authority to review and approve Related Party Transactions to the Audit Committee, a special committee or other committee of the Board.
Our parent corporation, HGI, owns 97.9% of our outstanding common stock.
The Company’s only related party transaction is its service relationship with HGI. Since its inception, Zap.Com has utilized the services of HGI’s management and staff under a shared services agreement that allocated these costs on a percentage of time basis. HGI has waived its rights under the shared services agreement to be reimbursed for these expenses since May 1, 2000. For the years ended December 31, 2010 and 2009, approximately $16,000 and $11,000, respectively, was recorded as contributed capital for these services.

DIRECTOR INDEPENDENCE
Due to each of our directors’ positions with the Harbinger Parties and Harbinger Capital, none of our current directors are independent directors.
Item 14. Principal Accounting Fees and Services.
AUDITORS’ FEES
The Board engaged the independent registered public accounting firm of KPMG LLP (“KPMG”) to audit the Company’s financial statements for the Company’s fiscal year ending December 31, 2010, effective January 7, 2011. Previously, the Board engaged the independent registered public accounting firm of Deloitte & Touche LLP (“Deloitte”) for the fiscal years ending December 31, 2010 and 2009, which engagement was terminated effective as of January 7, 2011. The Board has also engaged Deloitte for the fiscal year ending December 31, 2008. Audit fees include amounts for the audit of the Company’s annual financial statements and the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, including services related thereto such as tax services, attest services and consents.
Our Board is responsible for pre-approving all audit and permissible non-audit services provided by our independent registered public accounting firms, including KPMG, the Company’s current registered independent public accounting firm, and Deloitte (our former independent registered public accounting firm). In 2010 and 2009, the Company did not engage KPMG (as to 2010) or Deloitte (as to 2009) to provide any non-audit services. The Board expects that any pre-approval would generally be provided for up to one year and any pre-approval will be detailed as to the particular service or category of services and will generally be subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the Board regarding the extent of services provided by the registered independent public accountants in accordance with this pre-approval and the fees for the services performed to date. The Board may also pre-approve particular services on a case-by-case basis.
The following table sets forth the professional fees we paid to our independent registered public accounting firm for professional services rendered for the fiscal years 2010 and 2009:

	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009
	(KPMG)(1)	(Deloitte)(2)
Audit Fees	$33,000	$44,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$33,000	$44,000

(1)	KPMG was engaged in January 2011 to perform professional services for our 2010 fiscal year. The fees disclosed represent all fees paid to KPMG with respect to our 2010 fiscal year.

(2)	Deloitte was our independent registered public accounting firm for our 2009 fiscal year. The fees disclosed represent all fees paid to Deloitte with respect to our 2009 fiscal year.
The Audit Fees for the year ended December 31, 2010 paid to KPMG were for the following professional services rendered:
•	audit of the Company’s annual financial statements for the year ended December 31, 2010, and
•	services normally provided in connection with statutory or regulatory filing or engagements.
The Audit Fees for the year ended December 31, 2009 paid to Deloitte were for the following professional services rendered:
•	audit of the Company’s annual financial statements for the years ended December 31, 2009,
•	review of the Company’s 2009 quarterly financial statements, and
•	services normally provided in connection with statutory or regulatory filings or engagements.

PART IV

Item 15.	Exhibits, Financial Statements and Schedules.
List of Exhibits. The following is a list of exhibits filed as a part of this Amendment No. 1 to Annual Report on Form 10-K.

Exhibit No.	Description of Exhibits

31.1*	Certification of CEO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zap.Com Corporation
(Registrant)

April 29, 2011	By:	/s/ FRANCIS T. McCARRON Francis T. McCarron
Executive Vice President and Chief Financial Officer
(on behalf of the Registrant)