Form 10-Q
period 2011-09-30
ZAP COM CORP
filed 2011-11-07
CIK 1083243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ or No ☐.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ or ☐
There were 50,004,474 shares of the registrant’s common stock outstanding as of October 31, 2011.

ZAP.COM CORPORATION

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
ZAP.COM CORPORATION
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$418,849	$546,407
Short-term investments	748,941	749,450
Interest receivable	433	175

Total assets	$1,168,223	$1,296,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,043	$886
Accrued liabilities	1,350	—

Total liabilities	3,393	886

Commitments and contingencies

Stockholders’ equity:
Common stock	50,004	50,004
Additional paid in capital	10,964,421	10,941,471
Accumulated deficit	(9,849,595)	(9,696,329)

Total stockholders’ equity	1,164,830	1,295,146

Total liabilities and stockholders’ equity	$1,168,223	$1,296,032

See accompanying notes to condensed financial statements.

ZAP.COM CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Revenues	$—	$—	$—	$—
Cost of revenues		—	—	—

Gross profit	—	—	—	—

Operating expenses:
General and administrative	42,507	25,980	154,074	126,046

Total operating expenses	42,507	25,980	154,074	126,046

Operating loss	(42,507)	(25,980)	(154,074)	(126,046)

Interest income	267	—	808	48

Loss before income taxes	(42,240)	(25,980)	(153,266)	(125,998)

Benefit from income taxes	—	—	—	—

Net loss	$(42,240)	$(25,980)	$(153,266)	$(125,998)

Net loss per common share — basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	50,004,474	50,004,474	50,004,474	50,004,474

See accompanying notes to condensed financial statements.

ZAP.COM CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2011	2010
	(Unaudited)

Cash flows from operating activities:
Net loss	$(153,266)	$(125,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed capital from Harbinger Group Inc. for unreimbursed management services and rent	22,950	12,250
Changes in assets and liabilities:
Interest receivable	(258)	—
Accounts payable	1,157	(4,371)
Accrued liabilities	1,350	(9,849)

Net cash used in operating activities	(128,067)	(127,968)

Cash flows from investing activities:
Purchase of investment	(748,941)	—
Maturity of investment	749,450	—

Net cash provided by investing activities	509	—

Net decrease in cash and cash equivalents	(127,558)	(127,968)
Cash and cash equivalents at beginning of period	546,407	1,441,166

Cash and cash equivalents at end of period	$418,849	$1,313,198

See accompanying notes to condensed financial statements.

ZAP.COM CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
The unaudited condensed financial statements included herein have been prepared by Zap.Com Corporation (“Zap.Com” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been condensed or omitted pursuant to such rules and regulations. The year-end condensed balance sheet data was derived and condensed from audited financial statements, but does not include all disclosures required by GAAP. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 11, 2011. The results of operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2011.
Note 2. Fair Value of Financial Instruments
The carrying amounts and estimated fair values of the Company’s financial instruments for which the disclosure of fair value is required were as follows:

	September 30, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$418,849	$418,849	$546,407	$546,407
Short-term investments (including related interest receivable)	$749,374	$749,700	$749,625	$749,625
The carrying amounts of accounts payable approximate fair value and, accordingly, they are not presented in the table above. The fair values of short-term investments, which consist entirely of U.S. Treasury instruments classified as held-to-maturity, are based on observed market prices.
As of September 30, 2011, the Company’s short-term investments consisted of a U.S Treasury Bill, which had a remaining maturity of approximately seven months with an interest rate of 0.14%. As of December 31, 2010, the Company’s short-term investments consisted of a U.S. Treasury Bill with a remaining maturity of approximately five months with an interest rate of 0.15%.
Note 3. Related Party Transactions
Since its inception, the Company has utilized the services of the management and staff of Harbinger Group Inc., the Company’s principal stockholder (the “Principal Stockholder”), under a shared services agreement that allocated these costs on a percentage of time basis. The Company also shares office space with its Principal Stockholder under such agreement. Through September 30, 2011, the Principal Stockholder has waived its rights under the shared services agreement to be reimbursed for these costs. The Company recorded approximately $23,000 and $12,000 as contributed capital for such services and office space for the nine months ended September 30, 2011 and September 30, 2010, respectively. The Company believes these allocations were made on a reasonable basis; however, they do not necessarily represent the costs that would have been incurred by the Company on a stand-alone basis.

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
We have broad discretion in identifying and selecting both the industries and the possible acquisition or business combination opportunities. We have not identified a specific industry to focus on and have no present plans, proposals, arrangements or understandings with respect to a business combination or acquisition of any specific business. There can be no assurance that we will, or will be able to, identify or successfully complete any such transactions. As of the date of this report, we are not a party to any agreements providing for a business combination or other acquisition of assets. If we enter into any such transaction we may pay acquisition consideration in the form of cash, debt or equity securities or a combination thereof. In addition, as a part of any such transaction we may consider raising additional capital through the issuance of equity or debt securities, including the issuance of preferred stock.
Results of Operations
For the three and nine months ended September 30, 2011 and 2010, our operations consisted of the following:
Revenues. We had no revenues for the three months and nine months ended September 30, 2011 and 2010, and we do not presently have any revenue-generating business.
Cost of revenues. We had no cost of revenues for the three and nine months ended September 30, 2011 and 2010.
General and administrative expenses. General and administrative expenses consist primarily of legal and accounting professional services, printing and filing costs, expenses allocated by our Principal Stockholder under a shared services agreement, and various other costs. General and administrative expenses increased by $17,000 to $43,000 for the three months ended September 30, 2011 from $26,000 for the three months ended September 30, 2010. This increase is principally due to the timing of professional fees related to our annual meeting of Stockholders in the second quarter of 2010 versus a shareholder action in lieu of a meeting (“Shareholder Action”) in the third quarter of 2011. In the third quarter of 2011, we incurred $17,000 in costs related to the required communications relating to the Shareholder Action. General and administrative expenses increased by $28,000 to $154,000 for the nine months ended September 30, 2011 from $126,000 for the nine months ended September 30, 2010. This increase was principally due to an increase in professional fees associated with the transition of our legal counsel and auditors, an increase in outside services related to our required implementation of eXtensible Business Reporting Language (“XBRL”) for filings with the Commission, as well as an increase in non-cash expenses under the shared services agreement with our Principal Stockholder.
Interest Income. Interest income was insignificant for the three and nine months ended September 30, 2011 and September 30, 2010. Our interest income will continue to be negligible while our cash is maintained in bank accounts or invested in U.S. Government instruments with nominal interest rates.

Liquidity and Capital Resources
We have not generated any significant revenue since our inception. As a result, our primary source of liquidity has been from our initial capitalization and, to a lesser extent, the interest income generated on our cash equivalents and short-term investments. As we limit our investments principally to U.S. Government instruments, we do not expect to earn significant interest income in the near term. As of September 30, 2011, our cash and cash equivalents were $419,000 and we held $749,000 in short-term investments.
Since our inception, we have utilized services of the management and staff and occupied office space of our Principal Stockholder under a shared services agreement that allocated these costs. Our Principal Stockholder has waived its rights under the shared services agreement to be reimbursed these costs through September 30, 2011. For the nine months ended September 30, 2011 and September 30, 2010, we recorded approximately $23,000 and $12,000, respectively, as contributed capital for these services.
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
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as of September 30, 2011 that have or are reasonably likely to have a current or future material effect on our financial position, results of operations or cash flows.
Summary of Cash Flows
Cash used in operating activities was $128,000 for the nine months ended September 30, 2011 and 2010. Although our net loss for the nine months ended September 30, 2011 was $27,000 greater than that of the nine months ended September 30, 2010, our payments for general and administrative expenses were about the same due to the timing of payments in 2010 previously accrued in 2009 and the fact that part of the increase in the net loss represents higher non-cash expenses under the shared services agreement with our Principal Stockholder.
Cash provided by investing activities was $500 for the nine months ended September 30, 2011 compared to none for the nine months ended September 30, 2010. The increase in cash provided by investing activities is the result of the purchase and maturity of short-term investments.
We had no cash flows from financing activities for the nine months ended September 30, 2011 and September 30, 2010.
Recent Accounting Pronouncements Not Yet Adopted
As of the date of this report, there are no recent accounting pronouncements that have not yet been adopted that we believe would have a material impact on our financial statements.
Critical Accounting Policies and Estimates
As of September 30, 2011, our critical accounting policies and estimates have not changed materially from those set forth in our Form 10-K.
Contractual Obligations
We do not have any long-term debt obligations, capital leases obligations, operating lease obligations or purchase obligations at September 30, 2011.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We do not have any market risk exposure to changes in interest rates, foreign currency exchange rates, equity prices or commodity prices at September 30, 2011. At that date, our investments consist entirely of a U.S Treasury security with a maturity of less than one year that is being held to maturity. We had no outstanding derivative instruments or long-term debt at September 30, 2011.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of September 30, 2011, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls Over Financial Reporting
An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2011. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Important factors that could affect our future results include, without limitation, the following:
•	The impact of our limited assets and no source of revenue;

•	The controlling effect of Harbinger Group Inc., our Principal Stockholder (the “Principal Stockholder”), whose interests may conflict with interests of our other stockholders;

•	The impact of a determination that we are an investment company;

•	The impact of not, or not being able to, identify or successfully complete any business combination, acquisition or similar transaction;

•	The impact of our not selecting a specific industry or industries in which to acquire or develop a business;

•	The impact of insubstantial disclosure relating to prospective new businesses;

•	The impact of the structure of an acquisition or business combination on our stockholders;

•	The impact of management devoting insignificant time to our activities;

•	The impact of significant competition for acquisition candidates;

•	The impact of our categorization as a “shell company” as that term is used in the Commission’s rules;

•	The effect of a limited public market for our common stock on the trading activity and market value of our stock;

•	The potential liabilities from being a member of our Principal Stockholder’s consolidated tax group;

•	The effect of our intention not to pay any cash dividends on our common stock;

•	The effect of the anti-takeover provisions in our corporate documents on the market price of our common stock;

•	The effect of a substantial amount of our common stock being eligible for sale into the market on our stock price; and

•	The impact of delays or difficulty in satisfying the requirements or Section 404 of the Sarbanes-Oxley Act of 2002 or negative reports concerning our internal controls.

Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
As of September 30, 2011, the Company’s risk factors have not changed materially from the risk factors previously disclosed in the Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. (Removed and Reserved)
Item 5. Other Information
Submission of Matters to a Vote of Security Holders
As previously disclosed, on July 18, 2011 the holders of a majority of our common stock consented in writing to (1) re-elect our Class II director, Mr. Keith M. Hladek, (2) ratify the appointment of our independent registered public accounting firm, (3) approve the compensation received by our named executive officers and (4) recommend that an advisory vote on executive compensation be held every three years. The Company has determined that, in accordance with the stockholder recommendation, it will hold an advisory vote on executive compensation every three years until the Company's Board of Directors determines that a different frequency for such advisory vote is in the Company’s best interest or the next required vote on the frequency of such vote.
Item 6. Exhibits

31.1*	Certification of CEO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of CFO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAP.COM CORPORATION (Registrant)
Dated: November 7, 2011	By:	/s/ FRANCIS T. McCARRON
Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)