Form 10-K
period 2011-12-31
ZAP COM CORP
filed 2012-03-08
CIK 1083243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☑    or  No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was $54,714. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, corporate officers and holders of 10% or more of the Company’s common stock.

As of March 2, 2012 the Registrant had outstanding 50,004,474 shares of common stock, $0.001 par value.

Documents Incorporated By Reference:

None.

PART I

FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Zap.Com Corporation (referred to as the “Company,” “Zap.Com,” “we,” “us,” or “our”) has made forward-looking statements in this Annual Report on Form 10-K (the “Form 10-K”) that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of our management. Generally, forward-looking statements include information concerning possible or assumed future actions, events or results of operations of our company. Forward-looking statements include, without limitation, the information regarding our assets and operations and management’s plan for the Company.

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

Important factors that could affect our future results include, without limitation, the following:

•	The impact of our limited assets and no source of revenue;

•	The possibility that we might dispose of our assets and/or liquidate our operations;

•	The controlling effect of Harbinger Group Inc. (our “Principal Stockholder” or “HGI”) whose interests may conflict with interests of our stockholders;

•	The impact of a determination that we are an investment company;

•	The impact of not, or not being able to, identify or successfully complete any business combination, acquisition or similar transaction;

•	The impact of our not selecting a specific industry or industries in which to acquire or develop a business;

•	The impact of insubstantial disclosure relating to prospective new businesses;

•	The impact of the structure of an acquisition or business combination on our stockholders;

•	The impact of management devoting insignificant time to our activities;

•	The impact of significant competition for acquisition candidates;

•	The impact of our categorization as a “shell company” as that term is used in the Securities and Exchange Commission’s (the “SEC”) rules;

•	The effect of a limited public market for our common stock on the trading activity and market value of our stock;

•	The potential liabilities from being a member of our Principal Stockholder’s consolidated tax group;

•	The effect of our intention not to pay any cash dividends on our common stock;

•	The effect of the anti-takeover provisions in our corporate documents on the market price of our common stock;

•	The effect of a substantial amount of our common stock being eligible for sale into the market on our stock price; and

•	The impact of delays or difficulty in satisfying the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 or negative reports concerning our internal controls.

Some of the above-mentioned factors are described in further detail in the section entitled “Risk Factors” set forth below. You should assume the information appearing in this Form 10-K is accurate only as of December 31, 2011 or as otherwise specified, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the U.S. and the rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Item 1.    Business

General

The Company was incorporated in Nevada in 1999 for the purpose of creating and operating a global network of independently owned web sites. Harbinger Group Inc., our Principal Stockholder, owns approximately 98% of our outstanding common stock. Currently, we have no business operations, other than complying with our reporting requirements under the Securities Exchange Act of 1934 (the “Exchange Act”). We may search for assets or businesses to acquire so that we may in the future become an operating company, or we may sell assets and/or liquidate our operations.

We have broad discretion in selecting a business strategy for the Company, as part of which we may decide to engage in one or more business combinations or we may sell our assets and/or liquidate our operations. If we elect to pursue a business combination, we have broad discretion in identifying and selecting both the industries and the possible acquisition or business combination opportunities. We have not identified a specific industry to focus on and have no present plans, proposals, arrangements or understandings with respect to a business combination or acquisition of any specific business. There can be no assurance that we will, or we will be able to, identify or successfully complete any such transactions. As of the date of this report, we are not a party to any agreements providing for a business combination or other acquisition of assets. If we enter into any such transaction, we may pay acquisition consideration in the form of cash, debt or equity securities or a combination thereof. In addition, as a part of any such transaction (if any) we may consider raising additional capital through the issuance of equity or debt securities, including the issuance of preferred stock.

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

Employees

At December 31, 2011, we employed three executive personnel. These employees are also employees of our Principal Stockholder and do not receive a salary or bonus from the Company. In the normal course of business, we use contract personnel to supplement our employee base to meet our business needs. We believe that our employee relations are generally satisfactory.

Item 1A.    Risk Factors

Any of the following factors could materially and adversely affect our business, financial condition, cash flows and results of operations and the risks described below are not the only risks that we may face. Additional risks and uncertainties not currently known to us or that we currently view as immaterial may also materially and adversely affect our business, financial condition or results of operations.

We have limited assets and no source of revenue, and we may not produce any new business, or we may dispose of our assets and dissolve the company.

We have limited assets and have had no significant revenue since inception, nor will we receive any operating revenues unless we complete an acquisition or business combination, or we successfully develop a new business. We can provide no assurance that we will acquire a business or that any acquired business will produce any material revenues for the Company or that any such business will operate on a profitable basis. Furthermore, we may choose to dispose of our current assets and dissolve the company.

Our Principal Stockholder controls us and the Harbinger Parties hold a majority of the voting power of our Principal Stockholder; and the interests of our Principal Stockholder and the Harbinger Parties may differ from yours.

As of the date of this report, our Principal Stockholder owns approximately 98% of our outstanding common stock, and entities affiliated with Harbinger Capital Partners LLC (“Harbinger Capital” and together with its affiliated funds, the “Harbinger Parties”) own approximately 93% of our Principal Stockholder’s outstanding common stock, representing a voting interest of approximately 69% in relation to the existing voting rights of all the Harbinger Parties’ common and preferred stockholders. As a result, the directors and officers of our Principal Stockholder, and, indirectly, the directors and officers of the Harbinger Parties, are able to control the outcome of substantially all matters submitted to our stockholders for approval, including the election of directors and any proposed merger, liquidation, transfer or encumbrance of a substantial portion of our assets, or amendment to our charter to change our authorized capitalization. In addition, all of our directors and executive officers also are directors and executive officers of our Principal Stockholder or are affiliated with or employed by the Harbinger Parties.

The Harbinger Parties could cause corporate actions to be taken even if the interests of these entities conflict with or are not aligned with interests of our other stockholders. Moreover, matters not directly related to us can nevertheless affect our Principal Stockholder’s and Harbinger Capital’s decisions regarding their investment in us. We are one investment in our Principal Stockholder’s group of control investments and our Principal Stockholder is one investment in the Harbinger Parties’ portfolio. Numerous considerations regarding our Principal Stockholder and Harbinger Capital, including the need for liquidity, investor contributions and redemptions, portfolio performance, mix and concentration, and portfolio financing arrangements, could influence our Principal Stockholder’s and Harbinger Capital’s decisions whether to maintain, decrease or increase their investment in us, or whether to cause the dissolution of us as a company.

In addition, we have been informed that the Harbinger Capital Partners Master Fund I, Ltd. (the “Master Fund”), one of the Harbinger Parties, has pledged all of the shares of the common stock that it owns of our Principal Stockholder, HGI, together with securities of other issuers, to secure a certain portfolio financing. As of the date hereof, the Master Fund beneficially owns a majority of the outstanding shares of HGI’s common stock. As a result, the sale or other disposition of the shares of HGI’s common stock (including any foreclosure on or sale of HGI’s common stock pledged as collateral) by the Master Fund to non-affiliates of a sufficient amount of HGI’s common stock could cause HGI and its subsidiaries to experience a change of control.

We are dependent on certain key personnel and our affiliation with our Principal Stockholder and Harbinger Capital; our Principal Stockholder, Harbinger Capital and its affiliates will exercise significant influence over us and our business activities; and business activities, legal matters and other matters that affect our Principal Stockholder and Harbinger Capital and certain key personnel could adversely affect our ability to execute our business strategy.

We are dependent upon the skills, experience and efforts of Philip A. Falcone, our Chairman of the Board of Directors, President and Chief Executive Officer and the Chairman of the Board and Chief Executive Officer of our Principal Stockholder, and Omar M. Asali, one of our directors and the President of our Principal Stockholder. Mr. Falcone is also the Chief Executive Officer and Chief Investment Officer of Harbinger Capital and may be deemed to be an indirect beneficial owner of the shares of our common stock owned by our Principal Stockholder. He and Mr. Asali have significant influence over the acquisition opportunities we review. Mr. Falcone’s, Mr. Asali’s and Harbinger Capital’s reputation and access to acquisition candidates is therefore important to our strategy of identifying acquisition opportunities. While Mr. Falcone and Mr. Asali may devote a portion of their time to our business, they are not required to commit their full time to our affairs and will allocate their time between our operations and their other commitments in their discretion.

In addition, in the normal course of business, Harbinger Capital and its affiliates have contact with governmental authorities, and are subjected to responding to questionnaires or examinations. Given our affiliation with Harbinger Capital and the involvement of certain key personnel, we are aware that Harbinger Capital and its affiliates are also subject to regulatory inquiries concerning its positions and trading or other matters. We understand that the Department of Justice and the staff of the SEC are investigating the circumstances and disclosure of a loan made by the Harbinger Capital Partners Special Situations Fund, L.P., to Mr. Falcone in October 2009 and the circumstances and disclosure regarding alleged preferential treatment of, and agreements with, certain fund investors. On December 8, 2011, Harbinger Capital and Mr. Falcone and Mr. Asali received Wells Notices from the SEC staff stating that the staff is considering recommending that the SEC authorize the staff to file civil injunctive actions against them alleging violations of the Federal securities laws’ anti-fraud provisions in connection with the matter described above. In addition, we understand that the SEC staff is conducting an informal investigation into whether Harbinger Capital or its affiliates engaged in market manipulation with respect to the trading of the debt securities of a particular issuer in 2006 to 2008. On December 8, 2011, Harbinger Capital Partners Offshore Manager, LLC, Harbinger Capital Partners Special Situations GP, LLC, and Mr. Falcone received Wells Notices from the SEC staff stating that the staff intends to recommend that the SEC file civil injunctive actions against them alleging violations of the Federal securities laws’ anti-fraud provisions in connection with this matter. Finally, we understand that the SEC staff is conducting an informal investigation that relates to compliance with Rule 105 of Regulation M with respect to three offerings. On December 8, 2011, Harbinger Capital received a Wells Notice stating that the staff intends to recommend that the SEC charge Harbinger Capital for violations of Rule 105 of Regulation M. A Wells Notice is an indication of the current views of the staff of the Division of Enforcement, prior to a decision by the SEC. It does not constitute a determination that the recipients violated any law. We are not aware of any criminal or enforcement charges having been brought against Harbinger Capital or its affiliates by any governmental or regulatory authority to date, and we understand that Harbinger Capital and its affiliates are cooperating with these investigations and, in accordance with SEC procedures, have submited responses explaining why they believe enforcement actions are unwarranted. Should the SEC accept the recommendations of the staff with respect to the matters underlying the Wells Notices, the SEC could seek a range of possible remedies, including disgorgement, a cease-and-desist order, censure, permanent injunctive relief, a bar (as to the individuals) from association with an investment adviser, investment company, and/or broker-dealer and a bar from serving as officers and directors of a public company, pre-judgment interest, and/or civil penalties. It is not possible at this time to predict the outcome of these investigations, including whether or when any proceedings might be initiated or whether the matters will result in settlements on any or all of the issues involved. If Mr. Falcone’s, Mr. Asali’s and Harbinger Capital’s other business interests or legal matters require them to devote more substantial amounts of time to those businesses or legal matters, it could limit their ability to devote time to the affairs of HGI or us.

Our officers are also officers of our Principal Stockholder and our officers and our Principal Stockholder may have conflicts of interest.

Although we have not identified any potential acquisition target or new business opportunities, the possibility exists that we could acquire or merge with a business or company in which our executive officers, directors or their affiliates, including the Harbinger Parties, may have an ownership interest. A transaction of this nature would present a conflict of interest for those parties with a managerial position and/or an ownership interest in both the Company and the acquired entity. An independent appraisal of the acquired company may or may not be obtained in the event a related party transaction is contemplated. Moreover, our Principal Stockholder is also currently seeking potential acquisition candidates and new business opportunities. Our executive officers could identify a potential acquisition target or business opportunity that is suitable for us as well as our Principal Stockholder, thereby creating a conflict of interest for our officers.

We may suffer adverse consequences if we are deemed an investment company under the Investment Company Act and we may be required to incur significant costs, and our activities and investments will be restricted, to avoid investment company status.

We believe we are not an investment company as defined by the Investment Company Act of 1940 (the “Investment Company Act”). The Investment Company Act contains substantive legal requirements that regulate the manner in which investment companies are permitted to conduct their business activities. If the SEC or a court were to disagree with us, we could be required to register as an investment company. This would negatively affect our ability to consummate an acquisition of an operating company; subject us to disclosure and accounting guidance geared toward investment, rather than operating, companies; limit our ability to borrow money, issue options, issue multiple classes of stock and debt, and engage in transactions with affiliates; and require us to undertake significant costs and expenses to meet the disclosure and regulatory requirements to which we would be subject as a registered investment company. To avoid investment company status, we may be required to incur significant costs and our activities and investments will be restricted.

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

Because we have not yet identified any assets, property or business that we may acquire or develop, our current stockholders and potential investors in the Company have no substantive information about any such new business upon which to base a decision whether to invest in the Company. We can provide no assurance we will acquire a new business or that any investment in the Company will ultimately prove to be favorable. In any event, stockholders and potential investors will likely not have access to any information about any new business until a transaction is completed (if any) and we have filed a report with the SEC disclosing the nature of the transaction and/or business.

If we consummate an acquisition or business combination, our stockholders will likely not know its structure in advance and will likely suffer dilution.

Our management has had no contact or discussions regarding, and there are no present plans, proposals or arrangements to acquire, any specific assets, property or business. Accordingly, it is unclear whether such an acquisition or business combination would take the form of an exchange of capital stock, a merger or an asset acquisition. However, because we have limited resources, an acquisition or business combination, if any, is likely to involve the issuance of our capital stock.

We currently have 1,500,000,000 authorized shares of common stock and 150,000,000 authorized shares of preferred stock. As of the date of this report, we have 50,004,474 shares of common stock outstanding and no outstanding preferred stock. We will be able to issue significant amounts of additional shares of common stock without obtaining stockholder approval, provided we comply with the rules and regulations of any exchange or national market system on which our shares are then listed (if any). As of the date of this report, we are not subject to the rules of any exchange that would require stockholder approval. To the extent we issue additional common stock in the future, existing stockholders will experience dilution in percentage ownership.

As of the date of this report, we have reserved 3,000,000 shares for options issued or to be issued pursuant to our 1999 Long-Term Incentive Plan. There are no outstanding options as of the date of this report. The issuance of shares upon the exercise of these potentially issuable options may have a dilutive effect in the future on our common stock, which may adversely affect the price of our common stock.

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

Our management believes there are numerous companies, including our Principal Stockholder, that are also seeking merger or acquisition transactions, most of which have greater resources than we do. These entities will present competition to us in any search for a suitable transaction candidate, and we can make no assurance that we would be successful in any search.

We are categorized as a “shell company” under the SEC’s rules.

The SEC’s rules prohibit the use of Form S-8 by a shell company, and require a shell company to file a Form 8-K to report the same type of information that would be required if it were filing to register a class of securities under the Exchange Act when the shell company reports the event that caused it to cease being a shell company. Being a shell company may adversely impact our ability to offer our stock to officers, directors and consultants, and thereby make it more difficult to attract and retain qualified individuals to perform services for the Company, and will likely increase the costs of registration compliance following the completion of a business combination.

There is no assurance of a continued public trading market for our stock and being a low priced security may affect the trading activity and market value of our stock.

To date, there has been only a limited public market for our common stock. Our common stock is currently quoted on the Over-the-Counter Bulletin Board Quarterly Trade (“OTCQB”), under the symbol “ZPCM”, and an investor may find it difficult to obtain accurate quotations as to the market value of our stock. The trading price of our common stock is highly volatile and could be subject to fluctuations based on a number of factors, some of which are beyond our control. Accordingly, we cannot provide any assurance that investors in our common stock will receive any return or any of portion of the cost of their investment in our common stock upon a disposition or in the event we decide to sell our assets and/or liquidate our operations.

Our stock is subject to the low-priced security (less than $5.00), or so-called “penny stock,” rules of the SEC that impose additional sales practice requirements on broker/dealers who sell such securities. Some of these requirements are discussed below.

A broker/dealer selling penny stocks must, at least two business days before effecting a customer’s first transaction in a penny stock, provide the customer with a document containing information mandated by the SEC regarding the risks of investing in such stock, and the broker/dealer must receive a signed and dated written acknowledgement of the customer’s receipt of that document before effecting a customer’s first transaction in a penny stock.

If the customer is someone other than an accredited investor (as defined in the Securities Act of 1933 (the “Securities Act”)) or an established customer of the broker/dealer, the broker/dealer must approve the potential customer’s account by obtaining information from the customer concerning the customer’s financial situation, investment experience and investment objectives. Based on this information and any other information known by the broker/dealer, the broker/dealer must reasonably determine that transactions in penny stocks are suitable for the customer and that the customer has sufficient knowledge and experience in financial matters to reasonably be expected to be capable of evaluating the risks of transactions in penny stocks. A broker/dealer must, before effecting a customer’s first purchase of a penny stock, send a written statement of this determination, together with other disclosures required by the SEC, to the customer, and the broker/dealer must receive a signed and dated copy of the statement before effecting the customer’s first purchase of a penny stock. In such situations, a broker/dealer must also, before effecting a customer’s purchase of a penny stock, deliver to the customer an agreement to the transaction that sets forth the identity and quantity of the penny stock to be purchased, and the broker/dealer must receive the customer’s agreement to the transaction before effecting the transaction.

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

In addition, subject to limited exceptions, a brokerage firm must send to its customers trading in penny stocks a monthly account statement that provides the identity and number of shares of each penny stock in the customer’s account and the current estimated market value of such stock, to the extent such market value may be determined. The SEC’s rules may have the effect of reducing trading activity of our common stock in the secondary market and, consequently, may limit your ability to resell any shares you may purchase.

We cannot assure you that there will be market makers in our stock. If the number of market makers in our stock declines or if there are no market makers in our stock, the liquidity of our common stock could be impaired. This could affect the number of shares of common stock which can be bought and sold, and could also result in delays in the timing of transactions and lower prices for the common stock than might otherwise prevail. Further, the lack of market makers could result in persons being unable to buy or sell shares of our common stock on any secondary market.

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

Sales of a substantial number of shares of our common stock in the future could cause the market price of our common stock to decline. As of the date of this report, we have outstanding 50,004,474 shares of common stock, of which our Principal Stockholder owns 48,972,258 shares and the Harbinger Parties own 758,647 shares, with the remainder owned by public stockholders. Additionally, we have 3,000,000 shares of common stock reserved for issuance under our 1999 Long-Term Incentive Plan. As of March 2, 2012, we had no stock options outstanding and 3,000,000 shares available for issuance under the plan.

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

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividends

Our common stock began trading on November 30, 1999 on the predecessor market to Over-the-Counter Bulletin Board Quarterly Trade (“OTCQB”) under the symbol “ZPCM.” Each of OTCQB and its predecessor market is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTCQB and its predecessor market quotations reflect inter-dealer prices, without retail mark up, mark down or commission, and are not necessarily representative of actual transactions, and may not be indicative of the value of the common stock or the existence of an active market. Historically, the level of trading in our common stock has been sporadic and limited and there is no assurance that an active trading market will develop which will provide liquidity for the Company’s stockholders.

The following table presents quarterly high and low bid and sale prices for the Company’s common stock reported by the OTCQB and its predecessor market for the three months ended:

	Bid Information(a)		Sales Price(a)
	High Bid	Low Bid	High Price	Low Price
12/31/11	$0.51	$0.12	$0.80	$0.15
09/30/11	0.40	0.10	1.01	0.07
06/30/11	0.10	0.05	0.20	0.05
03/31/11	0.12	0.05	0.15	0.06
12/31/10	0.11	0.02	0.20	0.07
09/30/10	0.10	0.05	0.13	0.05
06/30/10	0.05	0.05	0.20	0.02
03/31/10	0.12	0.05	0.15	0.03

(a)	As reflected in the ZPCM-Zap.Com Corp report of OTCQB and its predecessor market for the years ending December 31, 2011 and December 31, 2010.

As of March 2, 2012, there were approximately 1,169 holders of record of our common stock. This number does not include the stockholders for whom shares are held in a “nominee” or “street” name.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of December 31, 2011:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securities holders securities holders	—	$—	3,000,000
Equity compensation plans not approved by security holders	—	—	—

Total	—	$—	3,000,000

Performance Graph

Set forth below is a line-graph presentation comparing the cumulative stockholder return on our common stock against cumulative total returns of the following: (a) the Russell 2000 and (b) a peer group of companies compiled using their SIC Codes and small market capitalizations. The performance graph shows total return on investment for the period beginning December 31, 2006 and ending December 31, 2011.

The Company was not able to identify a published industry or line-of-business index that it thinks is comparable to both the Company’s business and assets and its limited market capitalization. Instead, the Company selected a peer group, in good faith, consisting of the following companies: Navios Maritime Acquisition Corp., Black Diamond Inc., Ameriwest Petroleum Corp., 57th Street General Acquisition Corp. (subsequently re-named Crumbs Bake Shop, Inc.), Motors Liquidation Company, Comdisco Holding Company Inc., Omni Ventures Inc., Arete Industries Inc., National Patent Development Corp. and Fifth Season International Inc. Zap.Com chose these companies because of their SIC Codes and because their market capitalizations are small. The Company believes that this group of companies provides a reasonable basis for comparing total stockholder returns.

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

	Year Ended December 31,
	2011	2010	2009	2008	2007
Income Statement Data:
Revenues	$—	$—	$—	$—	$—
Operating loss	(179,171)	(146,200)	(180,385)	(84,147)	(160,451)
Interest income	1,075	223	576	29,743	84,902
Net loss	(178,096)	(145,977)	(179,809)	(48,207)	(75,549)

Net loss per share-basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average common shares outstanding	50,004,474	50,004,474	50,004,474	50,004,474	50,004,474

Balance Sheet Data (as of year end):
Cash and cash equivalents	$403,375	$546,407	$1,441,166	$1,597,007	$1,686,624
Short-term investments	748,941	749,450	—	—	—
Total assets	1,153,016	1,296,032	1,441,166	1,597,007	1,689,460
Total liabilities	5,366	886	15,968	3,018	60,988
Total stockholders' equity	1,147,650	1,295,146	1,425,198	1,593,989	1,628,472

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Zap.Com Corporation (“we,” “us,” “our,” “Zap.Com,” or the “Company”) should be read in conjunction with Item 6, “Selected Financial Data,” and our accompanying financial statements and related notes (the “Financial Statements”) referred to in Item 8 of this Annual Report on Form 10-K (the “Form 10-K”). Certain statements we make under this Item 7 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” at the beginning of Part I of this Form 10-K. You should consider our forward-looking statements in light of our Financial Statements and other financial information appearing elsewhere in this Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”).

Overview

The Company was formed for the purpose of creating and operating a global network of independently owned websites. Our principal stockholder, Harbinger Group Inc. (“Principal Stockholder” or “HGI”), holds approximately 98% of our outstanding common stock. Currently, we have no business operations, other than complying with reporting requirements under the Securities Exchange Act of 1934 (the “Exchange Act”). We may search for assets or businesses to acquire so that we may in the future become an operating company, or we may sell assets and/or liquidate our operations.

We have broad discretion in selecting a business strategy for the Company, as part of which, we may decide to engage in one or more business combinations or we may sell our assets and/or liquidate our operations. If we elect to pursue a business combination, we have broad discretion in identifying and selecting both the industries and the possible acquisition or business combination opportunities. We have not identified a specific industry to focus on and have no present plans, proposals, arrangements or understandings with respect to a business combination or acquisition of any specific business. There can be no assurance that we will, or we will be able to, identify or successfully complete any such transactions. As of the date of this report, we are not a party to any agreements providing for a business combination or other acquisition of assets. If we enter into any such transaction we may pay acquisition consideration in the form of cash, debt or equity securities or a combination thereof. In addition, as a part of any such transaction we may consider raising additional capital through the issuance of equity or debt securities, including the issuance of preferred stock.

Results of Operations

For the years ended December 31, 2011, 2010 and 2009, our operations consisted of the following:

Revenues. We had no revenues for the years ended December 31, 2011, 2010 and 2009, and we do not presently have any revenue-generating business.

Cost of revenues. We had no cost of revenues for the years ended December 31, 2011, 2010 and 2009.

General and administrative expenses. General and administrative expenses consist primarily of legal and accounting professional services, printing and filing costs, expenses allocated by our Principal Stockholder under a services agreement, and various other costs. General and administrative expenses for the year ended December 31, 2011 were $179,000 compared to $146,000 and $180,000 for the years ended December 31, 2010 and 2009, respectively. The $33,000 increase in general and adminitrative expenses for the year ended December 31, 2011 compared to the year ended December 31, 2010 is due primarily to an increase in professional fees associated with the transition of our legal counsel and auditors, an increase in outside services related to our required implementation of eXtensible Business Reporting Language (“XBRL”) for filings with the SEC, as well as an increase in non-cash expenses under the shared services agreement with our Principal Stockholder. The $34,000 decrease in general and administrative expenses for the year ended December 31, 2010 compared to the year ended December 31, 2009 was due primarily to a decrease in professional fees resulting from one-time expenses incurred in 2009 for the change of control of our Principal Stockholder.

Interest income. Interest income was $1,100, $200 and $600 for the years ended December 31, 2011, 2010 and 2009, respectively. Our interest income will continue to be negligible while our cash is maintained in bank accounts or invested in U.S. Government instruments with nominal interest rates.

Liquidity and Capital Resources

We have not generated any significant revenue since inception. As a result, our primary source of liquidity has been from our initial capitalization and, to a lesser extent, the interest income generated on our cash equivalents and short-term investments. As we limit our investments principally to U.S. Government instruments, we do not expect to earn significant interest income in the near term. At December 31, 2011, our cash and cash equivalents were $403,000 and we held $749,000 in short-term investments.

Since our inception, we have utilized services of the management and staff and occupied office space of our Principal Stockholder under a shared services agreement that allocated these costs. Our Principal Stockholder has waived its rights under the services agreement to be reimbursed these costs through December 31, 2011. For the years ended December 31, 2011, 2010 and 2009, we recorded approximately $31,000, $16,000 and $11,000, respectively, as contributed capital for these services.

We believe that we have sufficient resources to satisfy our existing liabilities and our anticipated operating expenses for the next twelve months. Until such time as we actively pursue a business combination, asset acquisition or liquidate our operations, we expect these expenses to consist mainly of general and administrative expenses incurred in connection with maintaining our status as a public reporting company. We have no commitments for capital expenditures and foresee none, except for possible future business combinations or asset acquisitions. In order to effect a business combination or asset acquisition, however, we may need additional financing. There is no assurance that any such financing will be available or available on terms favorable or acceptable to us.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations or purchase obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at December 31, 2011 that have or are reasonably likely to have a current or future material effect on our financial position, results of operations or cash flows.

Summary of Cash Flows

Cash used in operating activities was $144,000 for the year ended December 31, 2011 compared to $145,000 for the year ended December 31, 2010. The cash used in operating activities was relatively unchanged as the increase in net loss was offset by the increase in non-cash expenses allocated by our Principal Stockholder and the timing of general and administrative payments.

Cash used in operating activities was $145,000 for the year ended December 31, 2010 compared to $156,000 for the year ended December 31, 2009. The $11,000 decrease in cash used in operating activities resulted primarily from a decrease in general and administrative payments.

Cash used in investing activities for the year ended December 31, 2011 of $500 represents the cost of a U.S. Treasury Bill, net of the proceeds upon maturity of a similar U.S. Treasury Bill, that were both classified as held-to-maturity. Cash used in investing activities for the year ended December 31, 2010 of $750,000 represents the cost of the U.S. Treasury Bill which matured in 2011. We had no cash flows from investing activities for the year ended December 31, 2009. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents and all investments with original maturities greater than three months are classified as either short-term or long-term investments.

We had no cash flows from financing activities for the years ended December 31, 2011, 2010 or 2009.

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

Valuation allowance for deferred income taxes. We reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. In so doing, we estimate future taxable income in determining if any valuation allowance is necessary. As a result, we had a full valuation allowance against our deferred tax assets, totaling $139,000, as of December 31, 2011.

We also apply the accounting guidance for uncertain tax positions which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides information on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We believe that we had no uncertain tax positions as of December 31, 2011 which would be required to be recognized in our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We do not have any market risk exposure to changes in interest rates, foreign currency exchange rates, equity prices or commodity prices at December 31, 2011. At that date, our investments consist of a U.S Treasury Bill which matures in less than one year that is being held to maturity. We had no outstanding derivative instruments or long-term debt at December 31, 2011.

Item 8.	Financial Statements and Supplementary Data

The Reports of Independent Registered Public Accounting Firms, the Company’s financial statements and notes to the Company’s financial statements appear in a separate section of this Form 10-K (beginning on Page F-2 following Part IV). The index to the Company’s financial statements appears on Page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management, under the supervision of and with the participation of the CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2011 in accordance with the COSO criteria.

Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during quarter ended December 31, 2011. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended December 31, 2011 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS

Our Board of Directors (our “Board”) as of the date of this report consisted of three members, as determined in accordance with our Bylaws (our “Bylaws”). In accordance with our Certificate of Incorporation (our “Charter”), our Board is divided into three classes (designated as Class I, Class II, and Class III, respectively). The three classes are currently comprised of the following directors:

Class I Director — Three Year Term Expiring in the Year 2013

Omar M. Asali, age 41, has served as a director of Zap.Com Corporation (“Zap.Com” or the “Company”) since June 2011. He has served as a director of Harbinger Group Inc. (“Principal Stockholder” or “HGI”) since May 2011, as its Acting President since June 2011 and as its President effective as of October 2011. Mr. Asali is also the Vice Chairman of Spectrum Brands Holdings, Inc., a subsidiary of HGI. Prior to becoming President of HGI, Mr. Asali was a Managing Director and Head of Global Strategy of Harbinger Capital Partners LLC (“Harbinger Capital”), an affiliate of HGI. Prior to joining Harbinger Capital in 2009, Mr. Asali was the co-head of Goldman Sachs Hedge Fund Strategies (“Goldman Sachs HFS”) where he helped manage approximately $25 billion of capital allocated to external managers. Mr. Asali also served as co-chair of the Investment Committee at Goldman Sachs HFS. Before joining Goldman Sachs HFS in 2003, Mr. Asali worked in Goldman Sachs’ Investment Banking Division, providing M&A and strategic advisory services to clients in the High Technology Group. Mr. Asali previously worked at Capital Guidance, a boutique private equity firm. Mr. Asali began his career working for a public accounting firm. Mr. Asali received an MBA from Columbia Business School and a B.S. in Accounting from Virginia Tech. None of the companies Mr. Asali worked for before joining Harbinger Capital is an affiliate of the Company. We elected Mr. Asali as a director because of his experience in finance and investments and his relationship with the controlling stockholders of HGI.

Class II Director — Three Year Term Expiring in the Year 2014

Keith M. Hladek, age 36, has served as a director of the Company since October 2009. Mr. Hladek is also a director of HGI. He is Chief Financial Officer and Co-Chief Operating Officer of Harbinger Capital. Mr. Hladek is responsible for all accounting and operations of Harbinger Capital affiliated funds (including Harbinger Capital Partners Master Fund I, Ltd. (“Master Fund”), Harbinger Capital Partners Special Situations Fund, L.P. (“Special Situations Fund”) and Global Opportunities Breakaway Ltd. (“Global Fund,” and, collectively, the “Harbinger Parties”) and their management companies, including portfolio accounting, valuation, settlement, custody, and administration of investments. Prior to joining Harbinger Capital in 2009, Mr. Hladek was Controller at Silver Point Capital where he was responsible for accounting, operations and valuation for the funds and related financing vehicles. Prior to joining Silver Point Capital, Mr. Hladek was the Assistant Controller at GoldenTree Asset Management and a fund accountant at Oak Hill Capital Management. Mr. Hladek started his career in public accounting and received his Bachelor of Science in Accounting from Binghamton University. He is a Certified Public Accountant in New York. None of the companies Mr. Hladek worked with before joining Harbinger Capital is an affiliate of the Company. We elected Mr. Hladek as a director because of his extensive accounting and operations experience and his relationship with the controlling stockholders of HGI.

Class III Director — Three Year Term Expiring in the Year 2012

Philip A. Falcone, age 49, has served as a director, the Chairman of the Board, President and Chief Executive Officer of the Company since July 2009. Mr. Falcone is also a director, the Chairman of the Board and Chief Executive Officer of HGI. From July 2009 to July 2011, Mr. Falcone served as the President of HGI. He is Chief Investment Officer and Chief Executive Officer of Harbinger Capital, is Chief Investment Officer of the Harbinger Parties and other Harbinger Capital affiliates. Mr. Falcone co-founded the Master Fund in 2001. Mr. Falcone has over two decades of experience in leveraged finance, distressed debt and special situations. Prior to joining the predecessor of Harbinger Capital, Mr. Falcone served as Head of High Yield trading for Barclays Capital. From 1998 to 2000, he managed the Barclays High Yield and Distressed trading operations. Mr. Falcone held a similar position with Gleacher Natwest, Inc., from 1997 to 1998. Mr. Falcone began his career in 1985, trading high yield and distressed securities at Kidder, Peabody & Co. Mr. Falcone received an A.B. in Economics from Harvard University. None of the companies Mr. Falcone worked with before co-founding the Harbinger Capital affiliated funds is an affiliate of the Company. We elected Mr. Falcone as a director because of his extensive investment experience and his controlling relationship with the controlling stockholders of HGI.

EXECUTIVE OFFICERS

The following sets forth certain information with respect to the executive officers of the Company, as of the date of this report. All officers of the Company serve at the pleasure of the Company’s Board and until their successors are elected and qualified.

Name	Age	Position
Philip A. Falcone	49	Chairman of the Board, President and Chief Executive Officer
Francis T. McCarron	55	Executive Vice President and Chief Financial Officer
Richard H. Hagerup	59	Interim Chief Accounting Officer

Philip A. Falcone, see “Information about the Directors — Class III Director”, above.

Francis T. McCarron, age 55, has been the Executive Vice President and Chief Financial Officer of Zap.Com since December 2009. Mr. McCarron also serves as the Executive Vice President of HGI, a position he has held since December 2009. From December 2009 to March 2012, Mr. McCarron was the Chief Financial Officer of HGI. From 2001 to 2007, Mr. McCarron was the Chief Financial Officer of Triarc Companies, Inc. (“Triarc”), which was renamed Wendy’s/Arby’s Group, Inc. in 2008 and then renamed The Wendy’s Company in 2011.

During 2008, Mr. McCarron was a consultant for Triarc. During the time of Mr. McCarron’s employment, Triarc was a holding company that, through its principal subsidiary, Arby’s Restaurant Group, Inc., was the franchisor of the Arby’s restaurant system. Triarc (now The Wendy’s Company) is not an affiliate of Zap.Com. On February 15, 2012, HGI and Mr. McCarron entered into a Transition Services Agreement, pursuant to which Mr. McCarron has agreed to resign from his position as our Chief Financial Officer on the earlier of April 30, 2012 or the date a new Chief Financial Officer is appointed for Zap.Com.

Richard H. Hagerup, age 59, has been the Interim Chief Accounting Officer of Zap.Com since December 2010. Mr. Hagerup also serves as Interim Chief Accounting Officer of HGI, a position he has held since December 2010. Prior to being appointed as Interim Chief Accounting Officer of the Company, Mr. Hagerup served as the Company’s contract controller, a position he held from January 2010. From April 1980 to April 2008, Mr. Hagerup held various accounting and financial reporting positions with Triarc and its affiliates, last serving as Controller of Triarc. During the time of Mr. Hagerup’s employment, Triarc was a holding company that, through its principal subsidiary, Arby’s Restaurant Group, Inc., was the franchisor of the Arby’s restaurant system. Triarc (now The Wendy’s Company) is not an affiliate of Zap.Com.

Family Relationships

There are no family relationships or other arrangements or understandings between or among any of the directors, executive officers or other persons under which that person was selected to serve as a director or officer.

CORPORATE GOVERNANCE

Corporate Governance Guidelines and Code of Ethics and Business Conduct

The Board has adopted Corporate Governance Guidelines to assist it in the exercise of its responsibilities. These Guidelines reflect the Board’s commitment to monitor the effectiveness of policy and decision making both at the Board and management level, with a view to enhancing stockholder value over the long term. The Corporate Governance Guidelines address, among other things, Board composition, director qualifications standards, selection of the Chairman of the Board and the Chief Executive Officer, director responsibilities and the Board committees.

The Board has adopted a Code of Ethics and Business Conduct to provide guidance to all the Company’s directors, officers and employees, including the Company’s principal executive officer, principal accounting officer or controller or persons performing similar functions.

Director Selection Process

We do not have a nominating committee. The Board has determined that it is appropriate not to have a nominating committee because of our relatively limited number of directors and the limited percentage of our common stock held by unaffiliated persons. The entire Board performs the function of the nominating committee. Stockholders and members of the Board may, however, submit nominees for election to the Board to the entire Board for its consideration.

We do not have a formal policy concerning stockholder recommendations to the Board. The Board has determined that it is appropriate to not have such a policy given the infrequency of such recommendations, our limited unaffiliated stockholder group and the fact that the Board consists only of three directors. We did not receive any recommendations from stockholders requesting that the Board consider a candidate for inclusion as a nominee in this report. The absence of such a policy does not mean, however, that a recommendation would not have been considered had one been received. The Board would consider any candidate proposed in good faith by a stockholder. To do so, a stockholder should send the candidate’s name, credentials, contact information, and his or her consent to be considered as a candidate to our Board at the address listed below. The proposing stockholder should also include his or her contact information and a statement of his or her share ownership (how many shares owned and for how long).

In evaluating director nominees, the Board considers the appropriate skills and personal characteristics needed in light of the makeup of the current Board, including considerations of character, background, professional experience, differences in viewpoint, education, skill, race, gender, national origin and other individual qualities and attributes. Other than the foregoing, there are no stated minimum criteria for director nominees, although the Board may also consider such other factors as it may deem are in the best interests of the Company and its stockholders. The Board does, however, believe it is appropriate for a member or members of the Company’s management to participate as members of the Board.

The Board identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to the Company’s business and who are willing to continue in service are considered for re-nomination. If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Board then identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of the Board would be polled for suggestions as to individuals meeting the criteria described above. The Board may also engage in research to identify qualified individuals. To date, the Company has not engaged third parties to identify or evaluate or assist in identifying potential nominees, although the Company reserves the right in the future to retain a third party search firm, if appropriate.

Board Leadership Structure and Risk Management

Philip A. Falcone serves as Chairman of the Board and as our Chief Executive Officer. Prior to Mr. Falcone’s election to these positions, Avram Glazer served as both Chairman of the Board from 1993 to 2009 and as the Company’s Chief Executive Officer from 1995 to 2009. The Board believes that combining the role of Chairman of the Board and Chief Executive Officer furthers development and execution of the Company’s strategy, facilitates information flow between management and the Board and promotes efficiency given the limited size of the Company and its operations. Due to Mr. Falcone’s position with HGI, the Harbinger Parties and Harbinger Capital, he is not an independent director. Our former Chief Executive Officer, Avram Glazer, was also not an independent director. None of our current directors are independent directors. We believe the governance structure we have is customary for public companies that are holding companies with no business operations and we regard Mr. Falcone’s leadership role on the Board as positive for the Company in that it fosters stability and encourages consensus-building between Board initiatives and stockholder support.

The Board is primarily responsible for overseeing the Company’s risk management process. The Board periodically meets with the Company’s senior management to review the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures. While the Board oversees the Company’s risk management, the Company’s management is responsible for the implementation of the Company’s risk management guidelines and policies and the Company’s day-to-day risk management process.

Communications with the Board

Stockholders and other interested parties may communicate with the Board or any individual director, by writing to:

Zap.Com Corporation

Attention: Board of Directors

450 Park Avenue, 27th Floor

New York, New York 10022

(212) 906-8555

If the letter is from a stockholder, the letter should state that the sender is a stockholder. Under a process approved by the Board and defined in the Corporate Governance Guidelines, depending on the subject matter, management will:

•	forward the letter to the director or directors to whom it is addressed; or

•	attempt to handle the matter directly (as where information about the Company or its stock is requested); or

•	not forward the letter if it is primarily commercial in nature or relates to an improper or irrelevant topic.

A summary of all relevant communications that are received after the last meeting of the full Board and which are not forwarded will be presented at each Board meeting along with any specific communication requested by a director.

All communications will be handled in a confidential manner, to the degree the law allows and the Company deems practical. Communications may be made on an anonymous basis; however, in these cases the reporting individual must provide sufficient details for the matter to be reviewed and resolved. The Company will not tolerate any retaliation against an employee who makes a good faith report.

INFORMATION ABOUT COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS

General

Zap.Com’s Board does not presently maintain any committees since the Board consists only of three directors. Our Bylaws permit the Board to appoint an Executive Committee, an Audit Committee and a Compensation Committee.

Zap.Com’s Board currently performs the functions of the audit committee and has determined that Mr. Hladek qualifies as an “audit committee financial expert,” as defined by Item 407(d)(5)(ii) of Regulation S-K. Due to Mr. Hladek’s position with HGI, the Harbinger Parties and Harbinger Capital, he is not an independent director.

Meetings of the Board

During 2011 the Board met two times and acted by written consent four times. A majority of the stockholders of the Company took action by written consent in lieu of holding an annual meeting of stockholders in 2011.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our directors and executive officers, and persons who own more than 10% of our Common Stock, to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, officers and greater than 10% stockholders are required by the SEC’s regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, and based solely upon a review of the copies of such forms furnished to us and written representations that no other reports were required, we believe that, during 2011, all other such filings required to be made by such persons were timely made in accordance with the requirements of the Exchange Act, except that one of our directors, Mr. Asali, filed a late Form 3 which reported that he did not own any shares of our stock, and Mr. Jenson, a former director, filed a late Form 3 at a time when he was a director which reported that he did not own any shares of our stock.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Our Board does not presently maintain a compensation committee because we do not pay any compensation to our senior executives or directors. Our “named executive officers” for our 2011 fiscal year were (i) Chairman of the Board, President and Chief Executive Officer, Philip A. Falcone, (ii) Executive Vice President and Chief Financial Officer, Francis T. McCarron, (iii) former Chief Operating Officer and Secretary, Peter A. Jenson, who resigned on June 30, 2011 and (iv) Interim Chief Accounting Officer, Richard H. Hagerup. Our named executive officers did not receive any salary or bonus from Zap.Com and devoted a significant portion of their business time to HGI, where they held similar offices during HGI’s 2011 fiscal year. These officers, however, devoted such time to Zap.Com’s affairs as was required to perform their duties to Zap.Com. Zap.Com does not provide its employees with any post-termination benefits and does not have any employment agreements.

Because no compensation was paid and no awards were granted under the Zap.Com 1999 Long-Term Incentive Plan (the “1999 Incentive Plan”) to our named executive officers during the 2011 fiscal year, the Board did not give consideration to any objectives of our compensation program nor give consideration regarding what our compensation program is designed to reward.

Summary Compensation Table

The following table sets forth the compensation received by our named executive officers during the fiscal years ended December 31, 2011, 2010 and 2009:

Name and Principal		Salary		Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Year	($)		($)	($)	($)	($)	($)	($)	($)
Philip A. Falcone, Chairman	2011	—	(1)	—	—	—	—	—	—	—
of the Board, President and Chief Executive Officer	2010 2009	— —	(1) (1)	— —	— —	— —	— —	— —	— —	— —

Francis T. McCarron,	2011	—	(2)	—	—	—	—	—	—	—
Executive Vice President and Chief Financial Officer	2010 2009	— —	(2) (2)	— —	— —	— —	— —	— —	— —	— —

Peter A. Jenson,	2011	—	(3)	—	—	—	—	—	—	—
former Chief Operating Officer	2010 2009	— —	(3) (3)	— —	— —	— —	— —	— —	— —	— —

Richard H. Hagerup,	2011	—	(4)	—	—	—	—	—	—	—
Interim Chief Accounting Officer	2010 2009	— —	(4) (4)	— —	— —	— —	— —	— —	— —	— —

(1)

During the periods presented, Mr. Falcone was an affiliate of the Harbinger Parties and did not receive any compensation for his services as our Chairman of the Board, President and Chief Executive Officer.

(2)

During the periods presented, Mr. McCarron served as Executive Vice President and Chief Financial Officer of HGI and Zap.Com. In 2011, Zap.Com recognized $5,000 as contributed capital from HGI for Mr. McCarron’s annual salary under its shared services agreement with HGI. In 2010, Zap.Com recognized $5,000 as contributed capital from HGI for Mr. McCarron’s annual salary under its shared services agreement with HGI. In 2009, Zap.Com did not recognize any contributed capital from HGI for Mr. McCarron’s annual salary under its shared services agreement with HGI.

(3)	Mr. Jenson resigned on June 30, 2011.
(4)

During the periods presented, Mr. Hagerup was the Interim Chief Accounting Officer of HGI and Zap.Com. In 2011, Zap.Com recognized $4,800 as contributed capital from HGI for Mr. Hagerup’s annual salary under its shared services agreement with HGI. In 2010 and 2009, Zap.Com did not recognize any contributed capital from HGI for Mr. Hagerup’s annual salary under its shared services agreement with HGI.

1999 Long-Term Incentive Plan

The 1999 Incentive Plan was approved by Board and Zapata Corporation (predecessor to HGI) as Zap.Com’s sole stockholder in April 1999, and amended in January 2006. Pursuant to the plan, awards may be made to existing and future officers, other employees, consultants and directors of the Company from time to time. The 1999 Incentive Plan is intended to promote the long-term financial interests and growth of the Company by providing employees, officers, directors and consultants of the Company with appropriate incentives and rewards to enter into and continue in the employ of, or their relationship with, the Company and to acquire a proprietary interest in the long-term success of the Company and to reward the performance of individual officers, other employees, consultants and directors in fulfilling their responsibilities for long-range achievements.

The Board, or to the extent ever formed, the compensation committee (both of which are referred to below as the “committee”), may make awards under the 1999 Incentive Plan from among those eligible persons who hold positions of responsibility and whose performance, in the judgment of the committee, has a significant effect on the Company’s success. Under the 1999 Incentive Plan, 3,000,000 shares of Common Stock are available for awards. The 1999 Incentive Plan provides for the grant of any or all of the following types of awards: stock options, stock appreciation rights, stock awards, cash awards, or other rights or interests. Stock options may be incentive stock options that comply with Section 422 of the Internal Revenue Code, as amended (the “Code”). Future allocation of awards under the 1999 Incentive Plan is not currently determinable as the allocation is dependent upon future decisions to be made by the committee in its sole discretion, and the applicable provisions of the 1999 Incentive Plan.

The exercise price of any stock option may, at the discretion of the committee, be paid in cash or by surrendering shares or another award under the 1999 Incentive Plan, valued at fair market value on the date of exercise or any combination of cash or stock. Stock appreciation rights are rights to receive, without payment to the Company, cash or shares of our Common Stock with a value determined by reference to the difference between the exercise or strike price of the stock appreciation rights and the fair market value or other specified valuation of the shares at the time of exercise. Stock appreciation rights may be granted in tandem with stock options or separately.

Stock awards may consist of shares of our Common Stock or be denominated in units of shares of our Common Stock. A stock award may provide for voting rights and dividend equivalent rights.

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

Grant of Plan-Based Awards

None of our named executive officers were granted any Zap.Com plan-based awards in the fiscal year ending December 31, 2011.

Outstanding Equity Awards at Fiscal Year-End

Our named executive officers did not hold any outstanding equity awards at December 31, 2011.

Option Exercises and Stock Vested

None of our named executive officers exercised any stock options in the fiscal year ending December 31, 2011.

Pension Benefits

Zap.Com does not maintain any pension benefits, and therefore none of our named executive officers received any pension benefits from the Company in 2011.

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

Director Compensation

Each director who is not an employee of Zap.Com, the Principal Stockholder or the Harbinger Parties may be compensated for serving as a director at a set dollar amount to be determined by the Board. In addition, each new non-employee director may, upon joining the Board, be granted options under the 1999 Incentive Plan to purchase shares of Zap.Com common stock at the fair market value for the shares at the time of grant. The Board will determine the number and terms of the options to be granted to the new director. All of our directors are employees of Zap.Com, the Principal Stockholder or the Harbinger Parties and, therefore, did not receive any compensation in their capacity as directors of Zap.Com for 2011.

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

Compensation Committee Interlocks and Insider Participation

As stated above, we do not have a compensation committee and the Board will determine any compensation decisions that may arise in the future. In the fiscal year 2011, the Board did not deliberate on executive officer compensation because we did not pay our executive officers. Philip A. Falcone, our President and Chief Executive Officer was a member of the board of directors of HGI in the fiscal year 2011. During the fiscal year 2011, the board of directors of HGI was responsible for determining the compensation of the executive officers of HGI.

During Fiscal 2011, Messrs. Falcone and Asali served as directors and executive officers of HGI and Messrs. McCarron and Hagerup served as executive officers of HGI. Mr. Asali is also a director of Spectrum Brands. In general, certain of our directors and executive officers who are currently or were formerly employed by Harbinger Capital may serve as directors or executive officers of other entities affiliated with Harbinger Capital from time to time.

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

The Board has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K with the management. Based on that review and discussion, the Board believes that the Compensation Discussion and Analysis should be included in this Annual Report on Form 10-K.

THE BOARD OF DIRECTORS

Philip A. Falcone, Chairman

Omar M. Asali

Keith M. Hladek

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table indicates the number of shares of our Common Stock owned beneficially as of December 31, 2011 by:

•	each person known to the Company to beneficially own more than 5% of the outstanding shares of common stock,

•	each director,

•	the named executive officers, and

•	all directors and executive officers as a group.

Except to the extent indicated in the footnotes to the following table, each of the persons or entities listed therein has sole voting and investment power with respect to the shares which are reported as beneficially owned by such person or entity. Other than the Master Fund’s pledge of its shares of common stock of HGI, the Company does not know of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

The following calculations are based upon the shares of our Common Stock issued and outstanding on December 31, 2011 plus the number of such shares of our Common Stock outstanding pursuant to SEC Rule 13d-3(d)(1). Shares of the our Common Stock subject to options exercisable within 60 days of December 31, 2011 are deemed outstanding for purposes of computing the percentage of the person holding such option but are not deemed outstanding for computing the percentage of any other person.

Zap.Com Corporation:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Harbinger Group Inc.(1)	48,972,258	97.9%
Philip A. Falcone(2)	49,730,905	99.5%
Keith Hladek(3)	—	—
Omar M. Asali(4)	—	—
Francis T. McCarron(4)	—	—
Richard H. Hagerup(4)	—	—
All directors and executive officers of the Company as a group (5 persons)	49,730,905	99.5%

(1)

HGI’s address is 450 Park Avenue, 27th Floor, New York, NY 10022. As a result of this ownership, HGI may be deemed to control Zap.Com. The Harbinger Parties own beneficially and of record more than a majority of HGI’s outstanding common stock and, by virtue of that ownership, the Harbinger Parties may be deemed to control HGI and, therefore, may be deemed to beneficially own the Zap.Com securities held by HGI.

(2)

Philip A. Falcone, the managing member of Harbinger Holdings, LLC (“Harbinger Holdings”) and Harbinger Capital Partners II GP LLC and portfolio manager of each of Master Fund, Special Situations Fund and Global Fund, may be deemed to indirectly beneficially own 49,730,905 shares of our Common Stock, constituting approximately 99.5% of our outstanding Common Stock, and has shared voting and dispositive power as to the 49,730,905 shares. Of this total, 758,647 shares of our Common Stock are directly owned by Philip Falcone and the Harbinger Parties and 48,972,258 shares of our Common Stock are indirectly beneficially owned by Philip Falcone and the Harbinger Parties through their direct ownership interests in HGI, which holds 97.9% of our outstanding capital stock. Mr. Falcone disclaims beneficial ownership of the 49,730,905 shares of our common stock, except with respect to his pecuniary interest therein. Mr. Falcone’s address is c/o Harbinger Capital Partners LLC, 450 Park Avenue, 30th Floor, New York, New York 10022.

(3)	The address of Mr. Hladek is c/o Harbinger Capital Partners LLC, 450 Park Avenue, 30th Floor, New York, New York 10022.
(4)	The address of Messrs. McCarron, Asali and Hagerup is c/o Harbinger Group Inc., 450 Park Avenue, 27th Floor, New York, NY 10022.

Harbinger Group Inc.

The following table indicates the number of shares of common stock of the Company’s parent, HGI, owned beneficially as of December 31, 2011 by each of Zap.Com’s directors and named executive officers and all of our directors and named executive officers as a group. Except to the extent indicated in the footnotes to the following table, each of the persons or entities listed therein has sole voting and investment power with respect to the shares which are reported as beneficially owned by such person or entity. Calculations of percentage ownership are based on a denominator of outstanding HGI stock calculated on a fully diluted basis and giving effect to the conversion of preferred stock and regulatory limits on voting by preferred holders.

Harbinger Group Inc.:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Philip A. Falcone(1)	129,859,889	68.9%
Keith M. Hladek(2)	—	—
Omar M. Asali(3)	—	—
Francis T. McCarron(4)	83,334	*
Richard H. Hagerup(3)	—	—

All directors and executive officers of the Company as a group (5 persons)	129,943,223	69.0%
*	Represents beneficial ownership of less than 1.0%.

(1)

Based solely on a Schedule 13D, Amendment No. 8, filed with the SEC on May 23, 2011, Mr. Falcone, the managing member of Harbinger Holdings and Harbinger Capital Partners II GP LLC and portfolio manager of each of the Master Fund, the Special Situations Fund and the Global Fund, may be deemed to indirectly beneficially own 129,859,889 shares of HGI’s common stock, constituting approximately 68.9% of HGI’s outstanding common stock on a fully diluted basis, and has shared voting and dispositive power over all such shares. Mr. Falcone disclaims beneficial ownership of the shares reported in the Schedule 13D, except with respect to his pecuniary interest therein. Mr. Falcone’s address is c/o Harbinger Holdings, LLC, 450 Park Avenue, 30th Floor, New York, New York 10022.

(2)	The address of Mr. Hladek is c/o Harbinger Capital Partners LLC, 450 Park Avenue, 30th Floor, New York, New York 10022.
(3)	The address of Messrs. Asali and Hagerup is c/o Harbinger Group Inc., 450 Park Avenue, 27th Floor, New York, New York 10022.
(4)

Includes 83,334 shares issuable under options exercisable within 60 days of December 31, 2011. The address of Mr. McCarron is c/o Harbinger Group Inc., 450 Park Avenue, 27th Floor, New York, New York 10022.

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

The Company’s only Related Party Transactions are its service relationship with HGI and a registration rights agreement. Since its inception, Zap.Com has utilized the services of HGI’s management and staff under a shared services agreement that allocated these costs on a percentage of time basis. HGI has waived its rights under the shared services agreement to be reimbursed for these expenses through December 31, 2011. For the years ended December 31, 2011 and 2010, approximately $31,000 and $16,000, respectively, was recorded as contributed capital for these services.

DIRECTOR INDEPENDENCE

Due to each of our directors’ positions with the Harbinger Parties and Harbinger Capital, none of our current directors are independent directors.

Item 14.	Principal Accounting Fees and Services

REPORT OF THE BOARD OF DIRECTORS ON AUDIT MATTERS

The information contained in this report shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933 or the Exchange Act.

Our Board currently perfoms the functions of the audit committee, and there is no audit committee charter. The Board has determined that Mr. Hladek qualifies as an “audit committee financial expert,” as defined by Item 407(d)(5)(ii) of Regulation S-K. Due to Mr. Hladek’s positions with HGI, the Harbinger Parties and Harbinger, he is not an independent director.

Management is responsible for our internal controls and the financial reporting process. Our independent registered public accounting firm, KPMG LLP (“KPMG”) , is responsible for performing an independent audit of our financial statements in accordance with generally accepted auditing standards in the United States of America. The Board’s responsibility is to monitor and oversee these processes.

In this context, the Board has reviewed and discussed with management and KPMG the audited financial statements for the fiscal year ended December 31, 2011. The Board has discussed with KPMG the matters that are required to be discussed by Statement on Auditing Standards No. 61, as amended (Communication With Audit Committees). In addition, KPMG has provided the Board with the written disclosures and the letter required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Board concerning independence and the Board has discussed with KPMG their firm’s independence. The Board has concluded that KPMG’s provision of audit and non-audit services to the Company is compatible with KPMG’s independence.

In reliance on the reviews and discussions referred to above, the Board recommended that the audited financial statements for the fiscal year ended December 31, 2011 be included in this Annual Report on Form 10-K. The Board also recommended that KPMG be appointed as our independent registered public accounting firm for Fiscal 2011.

THE BOARD OF DIRECTORS

Philip A. Falcone, Chairman

Omar M. Asali

Keith M. Hladek

AUDITORS’ FEES

The Board engaged the independent registered public accounting firm of KPMG to audit the Company’s financial statements for the Company’s fiscal years ending December 31, 2011 and 2010. Audit fees include amounts for the audit of the Company’s annual financial statements and the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, including services related thereto such as tax services, attest services and consents.

Our Board is responsible for pre-approving all audit and permissible non-audit services provided by our independent registered public accounting firms, including KPMG, the Company’s current registered independent public accounting firm. In 2011 and 2010, the Company did not engage KPMG to provide any non-audit services. The Board expects that any pre-approval would generally be provided for up to one year and any pre-approval will be detailed as to the particular service or category of services and will generally be subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the Board regarding the extent of services provided by the registered independent public accountants in accordance with this pre-approval and the fees for the services performed to date. The Board may also pre-approve particular services on a case-by-case basis.

The following table sets forth the professional fees we paid to our independent registered public accounting firm for professional services rendered for the fiscal years 2011 and 2010:

	Year Ended	Year Ended
	December 31,	December 31,
	2011	2010
Audit Fees	$40,000	$33,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$40,000	$33,000

PART IV

Item 15.	Exhibits, Financial Statements and Schedules

(a) List of Documents Filed:

(1)	Financial Statements

See Index to Financial Statements on Page F-1 following this Part IV.

(2)	Financial Statement Schedules

All schedules have been omitted since they are either not applicable or the information is contained within the accompanying financial statements.

(b) Exhibits:

Exhibit No.	Description of Exhibits

3.1*	Restated Articles of Incorporation of Zap.Com Corporation (“Zap.Com”).

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

10.3

Amended and Restated Tax Sharing and Indemnity Agreement between Zap.Com and Zapata Corporation (Incorporated herein by reference to Exhibit 10.3 to Zap.Com’s Annual Report on Form 10-K for the Year Ended December 31, 2007 as filed with the Securities and Exchange Commission on March 7, 2008 (File No. 000-27729.))

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

10.6

Registration Rights Agreement between Zap.Com and Zapata Corporation (Incorporated herein by reference to Exhibit No. 10.4 to Zap.Com’s Registration Statement on Form S-1 (File No. 333-76135) originally filed with the Securities and Exchange Commission on April 13, 1999, as amended.)

10.7

Transition Services Agreement by and between Francis T. McCarron and Harbinger Group Inc., dated as of February 15, 2012 (Incorporated herein by reference to Exhibit No. 10.1 to Zap.Com’s Current Report on Form 8-K (File No. 0-27729) originally filed with the Securities and Exchange Commission on February 21, 2012.)

31.1*	Certification of CEO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adpoted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adpoted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAP.COM CORPORATION (Registrant)

March 8, 2012	By:	/s/ FRANCIS T. McCARRON
(Francis T. McCarron)
Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PHILIP A. FALCONE	President and Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	March 8, 2012
(Philip A. Falcone)

/s/ FRANCIS T. McCARRON	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 8, 2012
(Francis T. McCarron)

/s/ RICHARD H. HAGERUP	Interim Chief Accounting Officer (Principal Accounting Officer)	March 8, 2012
(Richard H. Hagerup)

/s/ OMAR M. ASALI	Director	March 8, 2012
(Omar M. Asali)

/s/ KEITH M. HLADEK	Director	March 8, 2012
(Keith Hladek)

ZAP.COM CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Zap.Com Corporation:

We have audited the accompanying balance sheets of Zap.Com Corporation (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York

March 8, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Zap.Com Corporation

Rochester, NY:

We have audited the accompanying statements of operations, changes in stockholders’ equity, and cash flows of Zap.com Corporation (the “Company”) for the year ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of Zap.Com Corporation for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Rochester, NY

February 26, 2010

ZAP.COM CORPORATION

BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents (Note 3)	$403,375	$546,407
Short-term investments (Note 3)	748,941	749,450
Interest receivable	700	175

Total assets	$1,153,016	$1,296,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$488	$886
Accrued liabilities	4,878	—

Total liabilities	5,366	886

Commitments and contingencies (Note 7)
Stockholders’ equity (Note 5):
Preferred stock, $0.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value, 1,500,000,000 shares authorized; 50,004,474 shares issued and outstanding	50,004	50,004
Additional paid in capital	10,972,071	10,941,471
Accumulated deficit	(9,874,425)	(9,696,329)

Total stockholders’ equity	1,147,650	1,295,146

Total liabilities and stockholders’ equity	$1,153,016	$1,296,032

See accompanying notes to financial statements.

ZAP.COM CORPORATION

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009
Revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—
Operating expenses:
General and administrative (Note 8)	179,171	146,200	180,385

Total operating expenses	179,171	146,200	180,385

Operating loss	(179,171)	(146,200)	(180,385)
Interest income	1,075	223	576

Loss before income taxes	(178,096)	(145,977)	(179,809)
Income taxes (Note 4)	—	—	—

Net loss	$(178,096)	$(145,977)	$(179,809)

Net loss per share—basic and diluted (Note 6)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	50,004,474	50,004,474	50,004,474

See accompanying notes to financial statements.

ZAP.COM CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2008	50,004,474	$50,004	$10,914,528	$(9,370,543)	$1,593,989
Contributed capital from
Harbinger Group Inc. for unreimbursed management services and rent (Note 8)	—	—	11,018	—	11,018
Net loss and comprehensive loss	—	—	—	(179,809)	(179,809)

Balance, December 31, 2009	50,004,474	50,004	10,925,546	(9,550,352)	1,425,198
Contributed capital from
Harbinger Group Inc. for unreimbursed management services and rent (Note 8)	—	—	15,925	—	15,925
Net loss and comprehensive loss	—	—	—	(145,977)	(145,977)

Balance, December 31, 2010	50,004,474	50,004	10,941,471	(9,696,329)	1,295,146
Contributed capital from
Harbinger Group Inc. for unreimbursed management services and rent (Note 8)	—	—	30,600	—	30,600
Net loss and comprehensive loss	—	—	—	(178,096)	(178,096)

Balance, December 31, 2011	50,004,474	$50,004	$10,972,071	$(9,874,425)	$1,147,650

See accompanying notes to financial statements.

ZAP.COM CORPORATION

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(178,096)	$(145,977)	$(179,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed capital from Harbinger Group Inc. for unreimbursed management services and rent	30,600	15,925	11,018
Changes in operating assets and liabilities:
Interest receivable	(525)	(175)	—
Accounts payable	(398)	(5,233)	3,251
Accrued liabilities	4,878	(9,849)	9,699

Net cash used in operating activities	(143,541)	(145,309)	(155,841)

Cash flows from investing activities:
Purchase of investment	(748,941)	(749,450)	—
Maturity of investment	749,450	—	—

Net cash provided by (used in) investing activities	509	(749,450)	—

Net decrease in cash and cash equivalents	(143,032)	(894,759)	(155,841)
Cash and cash equivalents at beginning of year	546,407	1,441,166	1,597,007

Cash and cash equivalents at end of year	$403,375	$546,407	$1,441,166

See accompanying notes to financial statements.

ZAP.COM CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1. Business and Organization

Zap.Com Corporation (“Zap.Com” or the “Company”) was formed for the purpose of creating and operating a global network of independently owned websites. Harbinger Group Inc. (the Company’s “Principal Stockholder”) is the holder of approximately 98% of Zap.Com’s outstanding common stock and, prior to its reincorporation in December 2009, was named Zapata Corporation. Zap.Com has no business operations other than complying with its reporting requirements under the Securities Exchange Act of 1934. Zap.com may search for assets or businesses to acquire so that it may in the future become an operating company, or it may sell assets and/or liquidate our operations.

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

On January 7, 2011, the Principal Stockholder acquired a controlling financial interest in Spectrum Brands Holdings, Inc., a global consumer products company, from the Harbinger Parties. In exchange, the Principal Stockholder issued 119,909,829 shares of its common stock to the Harbinger Parties. After completing this transaction, the Harbinger Parties hold approximately 93% of the outstanding common stock of the Principal Stockholder, representing a voting interest of 69% in relation to the existing voting rights of all the Principal Stockholder’s common and preferred shareholders.

Management believes that Zap.Com has sufficient resources to satisfy its existing and contingent liabilities and its anticipated operating expenses for at least the next twelve months.

Note 2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results reported in future periods could differ from these estimates. The Company’s significant estimates relate to the valuation allowance for its deferred income tax assets (see Note 4).

Cash and Cash Equivalents

The Company principally invests its excess cash in U.S. Government instruments. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company had no cash equivalents at December 31, 2011 and December 31, 2010.

Investments

The Company also invests in U.S. Government instruments with maturities greater than three months. As the Company has both the intent and the ability to hold these securities to maturity, they are considered held-to-maturity investments. These investments are carried at amortized cost, which is original cost adjusted for the amortization of any premiums and discounts, plus accrued interest. The accrued interest is included in “Interest receivable” in the accompanying balance sheets. The carrying amounts approximate fair value.

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

Note 3. Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments for which the disclosure of fair values is required were as follows:

	December 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$403,375	$403,375	$546,407	$546,407
Short-term investments (including related interest receivable of $700 and $175)	$749,641	$749,940	$749,625	$749,625

The carrying amounts of accounts payable approximate fair value and, accordingly, they are not presented in the table above. The fair values of short-term investments, which consist entirely of U.S. Treasury instruments classified as held-to-maturity, are based on observed market prices.

As of December 31, 2011, the Company’s short-term investments consisted of a U.S Treasury Bill, which had a remaining maturity of approximately four months with an interest rate of 0.14%. As of December 31, 2010, the Company’s short-term investments consisted of a U.S. Treasury Bill with a remaining maturity of approximately five months with an interest rate of 0.15%.

Note 4. Income Taxes

As a result of a full valuation allowance provided against net operating loss carryforward tax benefits, the Company has no income tax benefit for the years ended December 31, 2011, 2010 and 2009. The components of the Company’s deferred income tax assets and related valuation allowance at December 31, 2011 and December 31, 2010 are as follows:

	December 31,	December 31,
	2011	2010
Deferred tax assets:
Assets and accruals not yet deductible	$—	$9,984
Net operating loss carryforwards	139,312	76,978

Total deferred tax assets	139,312	86,962
Less: valuation allowance	(139,312)	(86,962)

Net deferred income taxes	$—	$—

The Company believes sufficient uncertainty exists regarding the realizability of its deferred tax assets such that a full valuation allowance is required. As of December 31, 2011, the Company had approximately $398,000 of net operating loss carryforwards which will expire beginning in 2029. In the event there is another change of control in the ownership of the Company, as defined by the IRC, the annual utilization of the net operating losses could be limited.

The Company did not have any unrecognized tax benefits related to uncertain tax positions as of December 31, 2011 or 2010. Future amounts of accrued interest and penalties, if any, related to uncertain tax positions will be recorded as a component of income tax expense. The Company does not expect that the amount of unrecognized tax benefits will change significantly in the next twelve months.

The Company has been, and expects to continue to be for the foreseeable future, a member of its Principal Stockholder’s consolidated tax group and is subject to Federal income tax examinations for years after 2010 and state and local income tax examinations for years after 2007. Although the Company has entered into a tax sharing and indemnity agreement with its Principal Stockholder if the Principal Stockholder or members of its consolidated tax group (other than the Company) fail to pay tax liabilities arising prior to the time that the Company is no longer a member of its Principal Stockholder’s consolidated tax group, the Company could be required to make payments in respect of these tax liabilities and these payments could materially adversely affect its financial condition.

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

Under the 1999 Plan, 3,000,000 shares of common stock are available for awards. As of December 31, 2011, there were 3,000,000 shares available for grant under the 1999 Plan. The 1999 Plan provides for the grant of any or all of the following types of awards: stock options, stock appreciation rights, stock awards, cash awards, or other rights or interests. Allocations of awards are made by the Company’s board of directors at its sole discretion within the provisions of the 1999 Plan. As of December 31, 2011 and 2010, there were no cash awards or other rights or interests outstanding under the 1999 Plan.

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

At December 31, 2011 and 2010, the Company had no stock-based compensation awards outstanding and, therefore, no unrecognized compensation cost. The Company had no stock-based grants and no options exercised during the years ended December 31, 2011, 2010 and 2009. As a result, there were no stock-based compensation costs recognized in the Company’s statements of operations for the years ended December 31, 2011, 2010 and 2009.

Note 6. Net Loss Per Share

Basic and diluted net loss per share has been computed by dividing the net loss by the weighted average number of shares of common stock outstanding. The potential effect of outstanding stock options during a portion of 2009 was excluded from that year’s computation of diluted net loss per share because it would have been antidilutive.

Note 7. Commitments and Contingencies

The Company does not have any commitments or contingencies that it believes may be material to its financial statements.

Note 8. Related Party Transactions

Since its inception, the Company has utilized the services of the management and staff of its Principal Stockholder, under a shared services agreement that allocated these costs on a percentage of time basis. The Company also shares office space with its Principal Stockholder under such agreement. Through December 31, 2011, the Principal Stockholder has waived its rights under the shared services agreement to be reimbursed for these costs. The Company recorded approximately $31,000, $16,000, and $11,000 as contributed capital for such services for the years ended December 31, 2011, 2010 and 2009, respectively. The Company believes these allocations were made on a reasonable basis; however, they do not necessarily represent the costs that would have been incurred by the Company on a stand-alone basis.

Note 9. Quarterly Financial Information (Unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011
Revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Operating loss	(83,320)	(28,247)	(42,507)	(25,097)
Net loss	(83,047)	(27,979)	(42,240)	(24,830)
Net loss per share (basic and diluted)	(0.00)	(0.00)	(0.00)	(0.00)
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010
Revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Operating loss	(34,642)	(65,424)	(25,980)	(20,154)
Net loss	(34,612)	(65,406)	(25,980)	(19,979)
Net loss per share (basic and diluted)	(0.00)	(0.00)	(0.00)	(0.00)