Form 10-Q
period 2012-03-31
ZAP COM CORP
filed 2012-05-10
CIK 1083243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    or    No  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    or    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    or  ☐

There were 50,004,474 shares of the registrant’s common stock outstanding as of May 7, 2012.

ZAP.COM CORPORATION

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

ZAP.COM CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2012		December 31, 2011 (a)
	(Unaudited	)
ASSETS
Current assets:
Cash and cash equivalents	$346,079		$403,375
Short-term investments	748,941		748,941
Interest receivable	964		700

Total assets	$1,095,984		$1,153,016

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,356		$488
Accrued liabilities	5,400		4,878

Total liabilities	29,756		5,366

Commitments and contingencies
Stockholders’ equity:
Common stock	50,004		50,004
Additional paid in capital	10,981,265		10,972,071
Accumulated deficit	(9,965,041)		(9,874,425)

Total stockholders’ equity	1,066,228		1,147,650

Total liabilities and stockholders’ equity	$1,095,984		$1,153,016

(a)	Derived from the audited financial statements as of December 31, 2011.

See accompanying notes to condensed financial statements.

ZAP.COM CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Revenues	$—	$—
Cost of revenues	—	—

Gross profit	—	—
Operating expenses:
General and administrative	90,880	83,320

Total operating expenses	90,880	83,320

Operating loss	(90,880)	(83,320)
Interest income	264	273

Loss before income taxes	(90,616)	(83,047)
Benefit from income taxes	—	—

Net loss	$(90,616)	$(83,047)

Net loss per common share:
Basic	$(0.00)	$(0.00)

Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding	50,004,474	50,004,474

See accompanying notes to condensed financial statements.

ZAP.COM CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Cash flows from operating activities:
Net loss	$(90,616)	$(83,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed capital from Harbinger Group Inc. for unreimbursed management services	9,194	7,650
Changes in operating assets and liabilities:
Interest receivable	(264)	(273)
Accounts payable	23,868	10,136
Accrued liabilities	522	5,000

Net cash used in operating activities	(57,296)	(60,534)

Net decrease in cash and cash equivalents	(57,296)	(60,534)
Cash and cash equivalents at beginning of period	403,375	546,407

Cash and cash equivalents at end of period	$346,079	$485,873

See accompanying notes to condensed financial statements.

ZAP.COM CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The unaudited condensed financial statements included herein have been prepared by Zap.Com Corporation (“Zap.Com” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 8, 2012. The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2012.

Note 2. Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments for which the disclosure of fair value is required were as follows:

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$346,079	$346,079	$403,375	$403,375
Short-term investments (including related interest receivable of $964 and $700)	749,905	749,978	749,641	749,940

The carrying amounts of accounts payable approximate fair value and, accordingly, they are not presented in the table above. The fair values of short-term investments, which consist entirely of U.S. Treasury instruments classified as held-to-maturity, are based on observed market prices (Level 2 fair value measurement).

At March 31, 2012, the Company’s short-term investments consisted of a U.S Treasury Bill, which had a remaining maturity of approximately one month with an interest rate of 0.14%.At December 31, 2011, the Company’s short-term investments consisted of the same U.S. Treasury Bill.

Note 3. Related Party Transactions

Since its inception, the Company has utilized the services of the management and staff of Harbinger Group Inc. (the Company’s “Principal Stockholder”), under a shared services agreement that allocated these costs on a percentage of time basis. The Company also shares office space with its Principal Stockholder under such agreement. Through March 31, 2012, the Principal Stockholder has waived its rights under the shared services agreement to be reimbursed for these costs. The Company recorded approximately $9,000 and $8,000 as contributed capital for such services for the three months ended March 31, 2012 and March 31, 2011, respectively. The Company believes these allocations were made on a reasonable basis; however, they do not necessarily represent the costs that would have been incurred by the Company on a stand-alone basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Zap.Com Corporation (the “Company,” “Zap.Com,” “we,” “us,” or “our”) should be read in conjunction with our unaudited condensed financial statements included elsewhere in this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2012. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” in “Part II — Other Information” of this report. You should consider our forward-looking statements in light of our unaudited condensed financial statements, related notes, and other financial information appearing elsewhere in this report, our Form 10-K and our other filings with the SEC.

Overview

The Company was incorporated in Nevada in 1999 for the purpose of creating and operating a global network of independently owned web sites. Harbinger Group Inc. (our “Principal Stockholder” or “HGI”) owns approximately 98% of our outstanding common stock. Currently, we have no business operations, other than complying with our reporting requirements under the Securities Exchange Act of 1934 (the “Exchange Act”). We may search for assets or businesses to acquire so that we may in the future become an operating company, or we may sell assets and/or liquidate our operations.

We have broad discretion in selecting a business strategy for the Company, as part of which, we may decide to engage in one or more business combinations, or we may sell our assets and/or liquidate our operations. If we elect to pursue a business combination, we have broad discretion in identifying and selecting both the industries and the possible acquisition or business combination opportunities. We have not identified a specific industry to focus on and have no present plans, proposals, arrangements or understandings with respect to a business combination or acquisition of any specific business. There can be no assurance that we will, or will be able to, identify or successfully complete any such transactions. As of the date of this report, we are not a party to any agreements providing for a business combination or other acquisition of assets. If we enter into any such transaction, we may pay acquisition consideration in the form of cash, debt or equity securities or a combination thereof. In addition, as a part of any such transaction we may consider raising additional capital through the issuance of equity or debt securities, including the issuance of preferred stock.

Results of Operations

For the three months ended March 31, 2012 and 2011, our operations consisted of the following:

Revenues. We had no revenues for the three months ended March 31, 2012 and 2011, and we do not presently have any revenue-generating business.

Cost of revenues. We had no cost of revenues for the three months ended March 31, 2012 and 2011.

General and administrative expenses. General and administrative expenses consist primarily of legal and accounting professional services, printing and filing costs, expenses allocated for services by our Principal Stockholder under a shared services agreement, and various other costs. General and administrative expenses increased by $8,000 to $91,000 for the three months ended March 31, 2012 from $83,000 for the three months ended March 31, 2011 principally due to an increase in professional fees for our outsourced internal audit function.

Interest Income. Interest income was insignificant for the three months ended March 31, 2012 and 2011. Our interest income will continue to be negligible while our cash is maintained in bank accounts or invested in U.S. Government instruments with nominal interest rates.

Liquidity and Capital Resources

We have not generated any significant revenue since our inception. As a result, our primary source of liquidity has been from our initial capitalization and, to a lesser extent, the interest income generated on our cash equivalents and short-term investments. As we limit our investments principally to U.S. Government instruments, we do not expect to earn significant interest income in the near term. At March 31, 2012, our cash and cash equivalents were $346,000 and we held $749,000 in short-term investments.

Since our inception, we have utilized services of the management and staff and occupied office space of our Principal Stockholder under a shared services agreement that allocated these costs. Our Principal Stockholder has waived its rights under the shared services agreement to be reimbursed these costs through March 31, 2012. For the three months ended March 31, 2012 and 2011, we recorded approximately $9,000 and $8,000, respectively, as contributed capital for these services.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at March 31, 2012 that have or are reasonably likely to have a current or future material effect on our financial position, results of operations or cash flows.

Summary of Cash Flows

Cash used in operating activities was $57,000 for the three months ended March 31, 2012 compared to $61,000 for the three months ended March 31, 2011. The $4,000 decrease is principally due to changes in the timing of payment of accounts payable, partially offset by an increase in professional fees.

We had no cash flows from financing or investing activities for the three months ended March 31, 2012 and 2011.

Recent Accounting Pronouncements Not Yet Adopted

As of the date of this report, there are no recent accounting pronouncements that have not yet been adopted that we believe would have a material impact on our financial statements.

Critical Accounting Policies and Estimates

As of March 31, 2012, our critical accounting policies and estimates have not changed materially from those set forth in our Form 10-K.

Contractual Obligations

We do not have any long-term debt obligations, capital leases obligations, operating lease obligations or purchase obligations at March 31, 2012.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not have any market risk exposure to changes in interest rates, foreign currency exchange rates, equity prices or commodity prices at March 31, 2012. At that date, our investments consist entirely of a U.S Treasury Bill, which had a maturity of approximately one month. We had no outstanding derivative instruments or long-term debt at March 31, 2012.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of March 31, 2012, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended March 31, 2012. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Forward-looking statements are not guarantees of performance. You should understand that the following important factors, in addition to those discussed in “Part I-Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2012 (the “Form 10-K”), could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements.

Important factors that could affect our future results include, without limitation, the following:

•	The impact of our limited assets and no source of revenue;

•	The possibility that we might dispose of our assets and/or liquidate our operations;

•	The controlling effect of Harbinger Group Inc. (our “Principal Stockholder” or “HGI”) whose interests may conflict with interests of our other stockholders;

•	The impact of a determination that we are an investment company;

•	The impact of not, or not being able to, identify or successfully complete any business combination, acquisition or similar transaction;

•	The impact of our not selecting a specific industry or industries in which to acquire or develop a business;

•	The impact of insubstantial disclosure relating to prospective new businesses;

•	The impact of the structure of an acquisition or business combination on our stockholders;

•	The impact of management devoting insignificant time to our activities;

•	The impact of significant competition for acquisition candidates;

•	The impact of our categorization as a “shell company” as that term is used in the SEC’s rules;

•	The effect of a limited public market for our common stock on the trading activity and market value of our stock;

•	The potential liabilities from being a member of our Principal Stockholder’s consolidated tax group;

•	The effect of our intention not to pay any cash dividends on our common stock;

•	The effect of the anti-takeover provisions in our corporate documents on the market price of our common stock;

•	The volatility of our common stock, including the effect of a substantial amount of our common stock being eligible for sale into the market on our stock price; and

•	The impact of delays or difficulty in satisfying the requirements or Section 404 of the Sarbanes-Oxley Act of 2002 or negative reports concerning our internal controls.

Some of the above-mentioned factors are described in further detail in the section entitled “Risk Factors” set forth in our Form 10-K. You should assume the information appearing in this report is accurate only as of March 31, 2012 or as otherwise specified herein, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the U.S. and the rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of March 31, 2012, the Company’s risk factors have not changed materially from the risk factors previously disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

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

ZAP.COM CORPORATION
(Registrant)

Dated: May 10, 2012	By:	/s/ THOMAS A. WILLIAMS
Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)