Form 10-Q
period 2012-09-30
ZAP COM CORP
filed 2012-10-25
CIK 1083243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

There were 50,004,474 shares of the registrant’s common stock outstanding as of October 22, 2012.

ZAP.COM CORPORATION

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

ZAP.COM CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2012	December 31, 2011 (a)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$278,464	$403,375
Short-term investments	749,526	748,941
Interest receivable	409	700

Total assets	$1,028,399	$1,153,016

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$488
Accrued liabilities	21,877	4,878

Total liabilities	21,877	5,366

Commitments and contingencies

Stockholders’ equity:
Common stock	50,004	50,004
Additional paid in capital	10,999,655	10,972,071
Accumulated deficit	(10,043,137)	(9,874,425)

Total stockholders’ equity	1,006,522	1,147,650

Total liabilities and stockholders’ equity	$1,028,399	$1,153,016

(a)	Derived from the audited financial statements as of December 31, 2011.

See accompanying notes to condensed financial statements.

ZAP.COM CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	—

Gross profit	—	—	—	—

Operating expenses:
General and administrative	37,425	42,507	169,480	154,074

Total operating expenses	37,425	42,507	169,480	154,074

Operating loss	(37,425)	(42,507)	(169,480)	(154,074)

Interest income	249	267	768	808

Loss before income taxes	(37,176)	(42,240)	(168,712)	(153,266)

Benefit from income taxes	—	—	—	—

Net loss	$(37,176)	$(42,240)	$(168,712)	$(153,266)

Net loss per common share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	50,004,474	50,004,474	50,004,474	50,004,474

See accompanying notes to condensed financial statements.

ZAP.COM CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)
Cash flows from operating activities:
Net loss	$(168,712)	$(153,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed capital from Harbinger Group Inc. for unreimbursed management services	27,584	22,950
Changes in operating assets and liabilities:
Interest receivable	291	(258)
Accounts payable	(488)	1,157
Accrued liabilities	16,999	1,350

Net cash used in operating activities	(124,326)	(128,067)

Cash flows from investing activities:
Purchases of investments	(749,526)	(748,941)
Maturities of investments	748,941	749,450

Net cash (used in) provided by investing activities	(585)	509

Net decrease in cash and cash equivalents	(124,911)	(127,558)
Cash and cash equivalents at beginning of period	403,375	546,407

Cash and cash equivalents at end of period	$278,464	$418,849

See accompanying notes to condensed financial statements.

ZAP.COM CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The unaudited condensed financial statements included herein have been prepared by Zap.Com Corporation (“Zap.Com” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 8, 2012. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2012.

Note 2. Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments for which the disclosure of fair value is required were as follows:

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$278,464	$278,464	$403,375	$403,375
Short-term investments (including related interest receivable of $409 and $700)	749,935	749,972	749,641	749,940

The carrying amounts of accounts payable approximate fair value and, accordingly, they are not presented in the table above. The fair values of short-term investments, which consist entirely of U.S. Treasury instruments classified as held-to-maturity, are based on observed market prices (Level 2 fair value measurement).

At September 30, 2012, the Company’s short-term investments consisted of a U.S Treasury Bill, which had a remaining maturity of approximately one month with an interest rate of 0.13%. At December 31, 2011, the Company’s short-term investments consisted of a U.S. Treasury Bill, which had a remaining maturity of approximately four months with an interest rate of 0.14%.

Note 3. Related Party Transactions

Since its inception, the Company has utilized the services of the management and staff of Harbinger Group Inc. (the Company’s “Principal Stockholder”), under a shared services agreement that allocated these costs on a percentage of time basis. The Company also shares office space with its Principal Stockholder under such agreement. Through September 30, 2012, the Principal Stockholder has waived its rights under the shared services agreement to be reimbursed for these costs. The Company recorded approximately $28,000 and $23,000 as contributed capital for such services for the nine months ended September 30, 2012 and 2011, respectively. The Company believes these allocations were made on a reasonable basis; however, they do not necessarily represent the costs that would have been incurred by the Company on a stand-alone basis.

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

Results of Operations

For the three and nine months ended September 30, 2012 and 2011, our operations consisted of the following:

Revenues. We had no revenues for the three and nine months ended September 30, 2012 and 2011, and we do not presently have any revenue-generating business.

Cost of Revenues. We had no cost of revenues for the three and nine months ended September 30, 2012 and 2011.

General and Administrative Expenses. General and administrative expenses consist primarily of legal and accounting professional services, printing and filing costs, expenses allocated for services by our Principal Stockholder under a shared services agreement, and various other costs. General and administrative expenses decreased by $6,000 to $37,000 for the three months ended September 30, 2012 from $43,000 for the three months ended September 30, 2011. This decrease in general and administrative expenses for the three month period was principally due to the timing of external costs for the required communications relating to the shareholder action in lieu of an annual meeting of stockholders (“Shareholder Action”), which occurred in the third quarter of 2011 versus the upcoming fourth quarter of 2012. This temporary decrease was partially offset by an increase in external costs related to our required implementation of detail tagging in eXtensible Business Reporting Language (“XBRL”) for filings with the SEC. General and administrative expenses increased by $15,000 to $169,000 for the nine months ended September 30, 2012 from $154,000 for the nine months ended September 30, 2011. This increase in general and administrative expenses for the nine month period was principally due to an increase in professional fees for our outsourced internal audit function, the incremental external costs related to XBRL and an increase in non-cash expenses under the shared services agreement with our Principal Stockholder. These increases were partially offset by the temporary decrease from the timing of the Shareholder Actions discussed above.

Interest Income. Interest income was insignificant for the three and nine months ended September 30, 2012 and 2011. Our interest income will continue to be negligible while our cash is maintained in bank accounts or invested in U.S. Government instruments with nominal interest rates.

Liquidity and Capital Resources

We have not generated any significant revenue since our inception. As a result, our primary source of liquidity has been from our initial capitalization and, to a lesser extent, the interest income generated on our cash equivalents and short-term investments. As we limit our investments principally to U.S. Government instruments, we do not expect to earn significant interest income in the near term. At September 30, 2012, our cash and cash equivalents were $278,000 and we held $750,000 in short-term investments.

Since our inception, we have utilized services of the management and staff and occupied office space of our Principal Stockholder under a shared services agreement that allocated these costs. Our Principal Stockholder has waived its rights under the shared services agreement to be reimbursed these costs through September 30, 2012. For the nine months ended September 30, 2012 and 2011, we recorded approximately $28,000 and $23,000, respectively, as contributed capital for these services.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at September 30, 2012 that have or are reasonably likely to have a current or future material effect on our financial position, results of operations or cash flows.

Summary of Cash Flows

Cash used in operating activities was $124,000 for the nine months ended September 30, 2012 compared to $128,000 for the nine months ended September 30, 2011. Although our net loss for the nine months ended September 30, 2012 was $15,000 greater than that of the nine months ended September 30, 2011, our payments for general and administrative expenses were approximately $14,000 lower due to the timing of such payments within the periods and the fact that part of the increase in the net loss represents higher non-cash expenses under the shared services agreement with our Principal Stockholder.

Cash used in investing activities was $600 for the nine months ended September 30, 2012, and cash provided by investing activities was $500 for the nine months ended September 30, 2011. The cash used in or provided by investing activities is the result of the net purchases and maturities of short-term investments during the respective periods.

We had no cash flows from financing activities for the nine months ended September 30, 2012 and 2011.

Recent Accounting Pronouncements Not Yet Adopted

As of the date of this report, there are no recent accounting pronouncements that have not yet been adopted that we believe would have a material impact on our financial statements.

Critical Accounting Policies and Estimates

As of September 30, 2012, our critical accounting policies and estimates have not changed materially from those set forth in our Form 10-K.

Contractual Obligations

We do not have any long-term debt obligations, capital leases obligations, operating lease obligations or purchase obligations at September 30, 2012.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not have any market risk exposure to changes in interest rates, foreign currency exchange rates, equity prices or commodity prices at September 30, 2012. At that date, our investments consisted entirely of a U.S Treasury Bill, which had a remaining maturity of approximately one month. We had no outstanding derivative instruments or long-term debt at September 30, 2012.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of September 30, 2012, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2012. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Forward-looking statements are not guarantees of performance. You should understand that the following important factors, in addition to those discussed in “Part I-Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2012 (the “Form 10-K”) and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the SEC on August 9, 2012 (the “Form 10-Q”), could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements.

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

Some of the above-mentioned factors are described in further detail in the section entitled “Risk Factors” set forth in our Form 10-K and Form 10-Q. You should assume the information appearing in this report is accurate only as of September 30, 2012 or as otherwise specified herein, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the U.S. and the rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of September 30, 2012, the Company’s risk factors have not changed materially from the risk factors previously disclosed in the

Form 10-K and Form 10-Q.

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

ZAP.COM CORPORATION
(Registrant)

Dated: October 25, 2012	By:	/s/ THOMAS A. WILLIAMS

Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)