Form 10-K
period 2012-12-31
ZAP COM CORP
filed 2013-03-15
CIK 1083243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-27729

Zap.Com Corporation

(Exact name of Registrant as specified in its charter)

Nevada	76-0571159
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

450 Park Avenue, 30th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:

(212) 906-8555

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

TITLE OF EACH CLASS: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    or    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    or    No  ☒

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☒    or    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was $139,520. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, corporate officers and holders of 10% or more of the Company’s common stock.

As of March 11, 2013 the Registrant had outstanding 50,004,474 shares of common stock, $0.001 par value.

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

Forward-looking statements are not guarantees of performance. You should understand that the following important factors, in addition to those discussed in “Part I-Item 1A. Risk Factors” of Part I of this report, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements.

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

Some of the above-mentioned factors are described in further detail in the section entitled “Risk Factors” set forth below. You should assume the information appearing in this Form 10-K is accurate only as of December 31, 2012 or as otherwise specified herein, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the U.S. and the rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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

We have adopted a Code of Ethics and Business Conduct that applies to all of our directors and key employees, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. We will provide without charge, upon request, a copy of the Code of Ethics and Business Conduct. Anyone wishing to obtain a copy should write to Zap.Com Corporation, Investor Relations, 450 Park Avenue, 30th Floor, New York, New York 10022.

Financial Information about Industry Segments

We follow the accounting guidance which establishes standards for the way companies report information about operating segments in annual financial statements and for related disclosures about products and services, geographic areas and major customers. We have determined that we do not have any separately reportable operating segments.

Employees

At December 31, 2012, we employed three executive personnel. These employees are also employees of our Principal Stockholder and do not receive a salary or bonus from the Company. In the normal course of business, we use contract personnel to supplement our employee base to meet our business needs. We believe that our employee relations are generally satisfactory.

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

As of the date of this report, our Principal Stockholder owns approximately 98% of our outstanding common stock, and entities affiliated with Harbinger Capital Partners LLC (“Harbinger Capital” and together with its affiliated funds, the “Harbinger Parties”) own approximately 76.7% of our Principal Stockholder’s outstanding common stock, representing a voting interest of approximately 57.2% in relation to the existing voting rights of all the Harbinger Parties’ common and preferred stockholders. As a result, the directors and officers of our Principal Stockholder, and, indirectly, the directors and officers of the Harbinger Parties, are able to control the outcome of substantially all matters submitted to our stockholders for approval, including the election of directors and any proposed merger, liquidation, transfer or encumbrance of a substantial portion of our assets, or amendment to our charter to change our authorized capitalization. In addition, all of our directors and executive officers also are directors and executive officers of our Principal Stockholder or are affiliated with or employed by the Harbinger Parties.

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

We are dependent upon the skills, experience and efforts of Philip A. Falcone, Omar M. Asali and Thomas A. Williams, the Chairman of our board, our President and our Chief Executive Officer, one of our directors and the President of HGI, and our Chief Financial Officer and Executive Vice President, respectively. As a result of their positions with our Company, Mr. Falcone, Mr. Asali and Mr. Williams have significant influence over our business strategy and make most of the significant policy and managerial decisions of our Company. Mr. Falcone is also the Chief Executive Officer and Chief Investment Officer of Harbinger Capital, the parent company of HGI, and may be deemed to be an indirect beneficial owner of the shares of our common stock owned by HGI. Accordingly, Mr. Falcone may exert significant influence over all matters requiring approval by our stockholders, including the election or removal of directors and stockholder approval of acquisitions or other significant transactions. The loss of Mr. Falcone, Mr. Asali or Mr. Williams or other key personnel could have a material adverse effect on our business or operating results.

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

On June 27, 2012, the SEC filed two civil actions in the United States District Court for the Southern District of New York, asserting claims against Harbinger Capital, Harbinger Capital Partners Offshore Manager, L.L.C., and certain of their current and former affiliated entities and persons, including Mr. Falcone. One civil action alleges that the defendants violated the anti-fraud provisions of the federal securities laws by engaging in market manipulation in connection with the trading of the debt securities of a particular issuer from 2006 to 2008. The other civil action alleges that the defendants violated the anti-fraud provisions of the federal securities laws in connection with a loan made by Harbinger Capital Partners Special Situations Fund, L.P. to Mr. Falcone in October 2009 and alleges further violations in connection with the circumstances and disclosure regarding alleged preferential treatment of, and agreements with, certain fund investors. As previously disclosed, Harbinger Capital and certain of its affiliates received “Wells Notices” in December 2011 with respect to the matters addressed by these actions.

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

Although we have not identified any potential acquisition targets or new business opportunities, the possibility exists that we could acquire or merge with a business or company in which our executive officers, directors or their affiliates, including the Harbinger Parties, may have an ownership interest. A transaction of this nature would present a conflict of interest for those parties with a managerial position and/or an ownership interest in both the Company and the acquired entity. An independent appraisal of the acquired company may or may not be obtained in the event a related party transaction is contemplated. Moreover, our Principal Stockholder is also currently seeking potential acquisition candidates and new business opportunities. Our executive officers could identify a potential acquisition target or business opportunity that is suitable for us as well as for our Principal Stockholder, thereby creating a conflict of interest for our officers in determining which entity the potential acquisition candidate or business opportunity should be presented.

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

Because we have not yet identified any assets, property or business that we may acquire or develop, our current stockholders and potential investors in the Company have no substantive information about any such new business upon which to base a decision whether to invest in the Company. We can provide no assurance we will acquire any new businesses or that any investment in the Company will ultimately prove to be favorable. In any event, stockholders and potential investors will likely not have access to any information about any new business until a transaction is completed (if any) and we have filed a report with the SEC disclosing the nature of the transaction and/or business.

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

Members of our management are not required to and do not devote their full time to our affairs. Because of their time commitments to our Principal Stockholder, and the fact that we have no business operations, we do not anticipate that our management will devote any significant amount of time to the activities and management of the Company.

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

If the customer is someone other than an accredited investor (as defined in the Securities Act of 1933 (the “Securities Act”)) or an established customer of the broker/dealer, the broker/dealer must approve the potential customer’s account by obtaining information from the customer concerning the customer’s financial situation, investment experience and investment objectives. Based on this information and any other information known by the broker/dealer, the broker/dealer must reasonably determine that transactions in penny stocks are suitable for the customer and that the customer has sufficient knowledge and experience in financial matters to reasonably be expected to be capable of evaluating the risks of transactions in penny stocks. A broker/dealer must, before effecting a customer’s first purchase of a penny stock, send a written statement of this determination, together with such other disclosures required by the SEC, to the customer, and the broker/dealer must receive a signed and dated copy of the statement before effecting the customer’s first purchase of a penny stock. In such situations, a broker/dealer must also, before effecting a customer’s purchase of a penny stock, deliver to the customer an agreement to the transaction that sets forth the identity and quantity of the penny stock to be purchased, and the broker/dealer must receive the customer’s agreement to the transaction before effecting the transaction.

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

Provisions in our charter and by-laws could make it more difficult for a third party to gain control of us, even if a change in control might be beneficial to our stockholders. This could adversely affect the market price of our common stock. These provisions include:

•	the elimination of the right to act by written consent by stockholders after our Principal Stockholder no longer holds a controlling interest in us;

•	the elimination of the right to call special meetings of the stockholders by stockholders, except that our Principal Stockholder may do so as long as it holds a controlling interest in us;

•	the existence of a staggered board of directors; and

•

the ability of our board of directors to designate, determine the rights and preferences of, and to issue preferred stock, without stockholder consent, which could adversely affect the rights of our common stockholders.

A substantial amount of our common stock is eligible for sale into the market and this could depress our stock price.

Sales of a substantial number of shares of our common stock in the future could cause the market price of our common stock to decline. As of the date of this report, we have outstanding 50,004,474 shares of common stock, of which our Principal Stockholder owns 48,972,258 shares and the Harbinger Parties own 758,647 shares, with the remainder owned by public stockholders. Additionally, we have 3,000,000 shares of common stock reserved for issuance under our 1999 Long-Term Incentive Plan. As of March 11, 2013, we had no stock options outstanding and 3,000,000 shares available for issuance under the plan.

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

The following table presents quarterly high and low bid and sale prices for the Company’s common stock reported by the OTCQB and its predecessor market for the three months ended:

	Bid Information(a)		Sales Price(a)
	High Bid	Low Bid	High Price	Low Price
12/31/12	$0.25	$0.03	$0.59	$0.10
09/30/12	0.11	0.07	—	—
06/30/12	0.20	0.05	0.75	0.20
03/31/12	0.30	0.20	0.39	0.20
12/31/11	0.51	0.12	0.80	0.15
09/30/11	0.40	0.10	1.01	0.07
06/30/11	0.10	0.05	0.20	0.05
03/31/11	0.12	0.05	0.15	0.06

(a)	As reflected in the ZPCM-Zap.Com Corp report of OTCQB and its predecessor market for the years ending December 31, 2012 and December 31, 2011.

As of March 11, 2013, there were approximately 1,131 holders of record of our common stock. This number does not include the stockholders for whom shares are held in a “nominee” or “street” name.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of December 31, 2012:

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

Performance Graph

Set forth below is a line-graph presentation comparing the cumulative stockholder return on our common stock against cumulative total returns of the following: (a) the Russell 2000 and (b) a peer group of companies compiled using their SIC Codes and small market capitalizations. The performance graph shows total return on investment for the period beginning December 31, 2007 and ending December 31, 2012.

The Company was not able to identify a published industry or line-of-business index that it thinks is comparable to both the Company’s business and assets and its limited market capitalization. Instead, the Company selected a peer group, in good faith, consisting of the following companies: Navios Maritime Acquisition Corp., Black Diamond Inc., Ameriwest Petroleum Corp., 57th Street General Acquisition Corp. (subsequently re-named Crumbs Bake Shop, Inc.), Motors Liquidation Company, Comdisco Holding Company Inc., Omni Ventures Inc., Arete Industries Inc., National Patent Development Corp. (subsequently re-named Wright Investors Service Holdings, Inc.) and Fifth Season International Inc. Zap.Com chose these companies because of their SIC Codes and because their market capitalizations are small. The Company believes that this group of companies provides a reasonable basis for comparing total stockholder returns.

The stockholder return shown on the graph below is not necessarily indicative of future performance, and we will not make or endorse any predictions as to future stockholder returns. The graph and related data were furnished by Russell Investment Group.

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

	Year Ended December 31,
	2012	2011	2010	2009	2008
Income Statement Data:
Revenues	$—	$—	$—	$—	$—
Operating loss	(232,910)	(179,171)	(146,200)	(180,385)	(84,147)
Interest income	833	1,075	223	576	29,743
Net loss	(232,077)	(178,096)	(145,977)	(179,809)	(48,207)

Net loss per share-basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding	50,004,474	50,004,474	50,004,474	50,004,474	50,004,474

Balance Sheet Data (as of year end):
Cash and cash equivalents	$972,510	$403,375	$546,407	$1,441,166	$1,597,007
Short-term investments	—	748,941	749,450	—	—
Total assets	972,510	1,153,016	1,296,032	1,441,166	1,597,007
Total liabilities	20,158	5,366	886	15,968	3,018
Total stockholders’ equity	952,352	1,147,650	1,295,146	1,425,198	1,593,989

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Overview

The Company was incorporated in Nevada in 1999 for the purpose of creating and operating a global network of independently owned websites. Our principal stockholder, Harbinger Group Inc. (“Principal Stockholder” or “HGI”), owns approximately 98% of our outstanding common stock. Currently, we have no business operations, other than complying with our reporting requirements under the Securities Exchange Act of 1934 (the “Exchange Act”). We may search for assets or businesses to acquire so that we may in the future become an operating company, or we may sell assets and/or liquidate our operations.

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

Results of Operations

For the years ended December 31, 2012, 2011 and 2010, our operations consisted of the following:

Revenues. We had no revenues for the years ended December 31, 2012, 2011 and 2010, and we do not presently have any revenue-generating business.

Cost of revenues. We had no cost of revenues for the years ended December 31, 2012, 2011 and 2010.

General and administrative expenses. General and administrative expenses consist primarily of legal and accounting professional services, printing and filing costs, expenses allocated by our Principal Stockholder under a services agreement, and various other costs. General and administrative expenses for the year ended December 31, 2012 were $233,000 compared to $179,000 and $146,000 for the years ended December 31, 2011 and 2010, respectively. The $54,000 increase in general and administrative expenses for the year ended December 31, 2012 compared to the year ended December 31, 2011 is due primarily to an increase in professional fees associated with outside services related to SEC filings, as well as an increase in non-cash expenses under the shared services agreement with our Principal Stockholder. The $33,000 increase in general and administrative expenses for the year ended December 31, 2011 compared to the year ended December 31, 2010 is due primarily to an increase in professional fees associated with the transition of our legal counsel and auditors, an increase in outside services related to our required implementation of eXtensible Business Reporting Language (“XBRL”) for filings with the SEC, as well as an increase in non-cash expenses under the shared services agreement with our Principal Stockholder.

Interest income. Interest income was $800, $1,100 and $200 for the years ended December 31, 2012, 2011 and 2010, respectively. Our interest income will continue to be negligible while our cash is maintained in bank accounts or invested in U.S. Government instruments with nominal interest rates.

Liquidity and Capital Resources

We have not generated any significant revenue since inception. As a result, our primary source of liquidity has been from our initial capitalization and, to a lesser extent, the interest income generated on our cash equivalents and short-term investments. As we limit our investments principally to U.S. Government instruments, we do not expect to earn significant interest income in the near term. At December 31, 2012, our cash and cash equivalents were $973,000. We did not hold any short-term investments at December 31, 2012.

Since our inception, we have utilized services of the management and staff and occupied office space of our Principal Stockholder under a shared services agreement that allocated these costs. Our Principal Stockholder has waived its rights under the services agreement to be reimbursed with cash for these costs through December 31, 2012, however the obligation was settled through a deemed contribution of capital. For the years ended December 31, 2012, 2011 and 2010, we recorded approximately $37,000, $31,000 and $16,000, respectively, as contributed capital for these services.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at December 31, 2012 that have or are reasonably likely to have a current or future material effect on our financial position, results of operations or cash flows.

Summary of Cash Flows

Cash used in operating activities was $180,000 for the year ended December 31, 2012 compared to $144,000 for the year ended December 31, 2011. The increase in cash used in operating activities was due to an increase in professional fees associated with outside services related to SEC filings partially offset by the timing of general and administrative payments.

Cash used in operating activities was $144,000 for the year ended December 31, 2011 compared to $145,000 for the year ended December 31, 2010. The cash used in operating activities was relatively unchanged as the increase in professional fees associated with outside services related to SEC filings was more than offset by the timing of general and administrative payments.

Cash provided by investing activities for the year ended December 31, 2012 of $749,000 represents the proceeds received upon maturity of a U.S. Treasury Bill that was classified as held-to-maturity. Cash provided by investing activities for the year ended December 31, 2011 of $500 represents the cost of a U.S. Treasury Bill, net of the proceeds received upon maturity of a similar U.S. Treasury Bill, which were both classified as held-to-maturity. Cash used in investing activities for the year ended December 31, 2010 of $750,000 represents the cost of the U.S. Treasury Bill which matured in 2011.

We had no cash flows from financing activities for the years ended December 31, 2012, 2011 or 2010.

Recent Accounting Pronouncements Not Yet Adopted

As of the date of this report, there are no recent accounting pronouncements that have not yet been adopted which we believe would have a material impact on our financial statements.

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

Valuation allowance for deferred income taxes. We reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. In so doing, we estimate future taxable income in determining if any valuation allowance is necessary. As a result, we had a full valuation allowance against our deferred tax assets, totaling $281,000, as of December 31, 2012.

We also apply the accounting guidance for uncertain tax positions which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides information on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We believe that we had no uncertain tax positions as of December 31, 2012 which would be required to be recognized in our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We do not have any market risk exposure to changes in interest rates, foreign currency exchange rates, equity prices or commodity prices at December 31, 2012. At that date, we had no outstanding investments, derivative instruments or long-term debt at December 31, 2012.

Item 8.	Financial Statements and Supplementary Data

The Report of Independent Registered Public Accounting Firm, the Company’s financial statements and notes to the Company’s financial statements appear in a separate section of this Form 10-K (beginning on Page F-2 following Part IV). The index to the Company’s financial statements appears on Page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management, under the supervision of and with the participation of the CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2012 in accordance with the COSO criteria.

Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during quarter ended December 31, 2012. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended December 31, 2012 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Class I Director — Three Year Term Expiring in the Year 2013

Omar M. Asali, age 42, has served as a director of Zap.Com Corporation (“Zap.Com” or the “Company”) since June 2011. He has served as a director of Harbinger Group Inc. (“Principal Stockholder” or “HGI”) since May 2011, as its Acting President since June 2011 and as its President effective as of October 2011. Mr. Asali is also the Vice Chairman of Spectrum Brands Holdings, Inc., and a director of Fidelity & Guaranty Life Holdings, Inc., Front Street Re (Cayman), Ltd. and of the recently formed energy partnership with EXCO Resources, Inc., each of which is a subsidiary of HGI. Prior to becoming President of HGI, Mr. Asali was a Managing Director and Head of Global Strategy of Harbinger Capital Partners LLC (“Harbinger Capital”), an affiliate of HGI. Prior to joining Harbinger Capital in 2009, Mr. Asali was the co-head of Goldman Sachs Hedge Fund Strategies (“Goldman Sachs HFS”) where he helped manage approximately $25 billion of capital allocated to external managers. Mr. Asali also served as co-chair of the Investment Committee at Goldman Sachs HFS. Before joining Goldman Sachs HFS in 2003, Mr. Asali worked in Goldman Sachs’ Investment Banking Division, providing M&A and strategic advisory services to clients in the High Technology Group. Mr. Asali previously worked at Capital Guidance, a boutique private equity firm. Mr. Asali began his career working for a public accounting firm. Mr. Asali received an MBA from Columbia Business School and a B.S. in Accounting from Virginia Tech. None of the companies Mr. Asali worked for before joining Harbinger Capital is an affiliate of the Company. We elected Mr. Asali as a director because of his extensive experience in finance and investments and his relationship with the controlling stockholders of HGI.

Class II Director — Three Year Term Expiring in the Year 2014

Keith M. Hladek, age 37, has served as a director of the Company since October 2009. Mr. Hladek is also a director of HGI since October 2009. He is Chief Financial Officer and Co-Chief Operating Officer of Harbinger Capital. Mr. Hladek is responsible for all accounting and operations of Harbinger Capital affiliated funds (including Harbinger Capital Partners Master Fund I, Ltd. (“Master Fund”), Harbinger Capital Partners Special Situations Fund, L.P. (“Special Situations Fund”) and Global Opportunities Breakaway Ltd. (“Global Fund,” and, collectively, the “Harbinger Parties”) and their management companies, including portfolio accounting, valuation, settlement, custody, and administration of investments. Prior to joining Harbinger Capital in 2009, Mr. Hladek was Controller at Silver Point Capital L.P. where he was responsible for accounting, operations and valuation for various funds and related financing vehicles. Prior to joining Silver Point Capital L.P., Mr. Hladek was the Assistant Controller at GoldenTree Asset Management and a fund accountant at Oak Hill Capital Management. Mr. Hladek started his career in public accounting and received his Bachelor of Science in Accounting from Binghamton University. He is a Certified Public Accountant in New York. None of the companies Mr. Hladek worked with before joining Harbinger Capital is an affiliate of the Company. We elected Mr. Hladek as a director because of his extensive accounting and operations experience and his relationship with the controlling stockholders of HGI.

Class III Director — Three Year Term Expiring in the Year 2015

Philip A. Falcone, age 50, has served as a director, the Chairman of the Board, President and Chief Executive Officer of the Company since July 2009. Mr. Falcone is also a director, the Chairman of the Board and Chief Executive Officer of HGI. From July 2009 to July 2011, Mr. Falcone served as the President of HGI. He is Chief Investment Officer and Chief Executive Officer of Harbinger Capital, is Chief Investment Officer of the Harbinger Parties and other Harbinger Capital affiliates. Mr. Falcone co-founded the Master Fund in 2001. Mr. Falcone has over two decades of experience in leveraged finance, distressed debt and special situations. Prior to joining the predecessor of Harbinger Capital, Mr. Falcone served as Head of High Yield trading for Barclays Capital. From 1998 to 2000, he managed the Barclays High Yield and Distressed trading operations. Mr. Falcone held a similar position with Gleacher Natwest, Inc., from 1997 to 1998. Mr. Falcone began his career in 1985, trading high yield and distressed securities at Kidder, Peabody & Co. Mr. Falcone received an A.B. in Economics from Harvard University. None of the companies Mr. Falcone worked with before co-founding the Harbinger Capital affiliated funds is an affiliate of the Company. We elected Mr. Falcone as a director because of his extensive investment experience and his controlling relationship with the controlling stockholders of HGI.

EXECUTIVE OFFICERS

The following sets forth certain information with respect to the executive officers of the Company, as of the date of this report. All officers of the Company serve at the pleasure of the Company’s Board and until their successors are elected and qualified.

Name	Age	Position
Philip A. Falcone	50	Chairman of the Board, President and Chief Executive Officer
Thomas A. Williams	53	Executive Vice President and Chief Financial Officer
Michael Sena	40	Vice President and Chief Accounting Officer

Philip A. Falcone, see “Information about the Directors — Class III Director”, above.

Thomas A. Williams, age 53, has been the Executive Vice President and Chief Financial Officer of Zap.Com since March 2012. Mr. Williams also serves as the Executive Vice President and Chief Financial Officer of HGI, a position he has held since March 2012. Mr. Williams is also a director of Front Street Re Ltd. (Cayman Islands), a subsidiary of HGI since August 2012. Prior to joining HGI, Mr. Williams was President, Chief Executive Officer and a director of RDA Holding Co. and its subsidiary Reader’s Digest Association, Inc. (together, “RDA”) from April 2011 until September 2011. Previously, Mr. Williams was RDA’s Chief Financial Officer from February 2009 until April 2011 where his primary focus was on developing business restructuring plans for the company. RDA later filed for bankruptcy protection in February 2013. Prior to joining RDA, Mr. Williams served as Executive Vice President and Chief Financial Officer for Affinion Group Holdings, Inc., a portfolio company of Apollo Management, L.P., from January 2007 until February 2009 where his primary focus was on growing enterprise value, finance, accounting, treasury, tax, investor relations and SOX compliance. Previously, Mr. Williams spent more than 21 years with AT&T, Inc., where he held a progression of senior financial and officer positions including Chief Financial Officer , AT&T Networks; Chief Financial Officer,

AT&T Global Network Technology Services; Chief Financial Officer, AT&T Laboratories; and AT&T Chief Process Officer. Mr. Williams started at AT&T with Bell Laboratories in June 1985. Prior to his tenure at AT&T, Mr. Williams was International Controller of McLean Industries Inc. from 1984 to 1985, Industry Analyst of Interpool Ltd. from 1982 to 1984 and Commodity Trading Associate with Bache Halsey Stuart Shields, Inc. from 1981 to 1982. Mr. Williams received a BA in Economics from the University of South Florida. None of the companies Mr. Williams worked with before joining HGI is an affiliate of Zap.Com.

Michael Sena, age 40, has been the Vice President and Chief Accounting Officer of Zap.com since January 2013. Mr. Sena also serves as the Vice President and Chief Accounting Officer of HGI, a position he has held since January 2013. From January 2009 until November 2012, Mr. Sena held various accounting and financial reporting positions with the Reader’s Digest Association Inc., last serving as Vice President and North American Controller. Before joining the Reader’s Digest Association, Mr. Sena served as Director of Reporting and Business Processes for Barr Pharmaceuticals from July 2007 until January 2009. Prior to that Mr. Sena held various positions with PricewaterhouseCoopers. Mr. Sena is a Certified Public Accountant and holds a B.S. in Accounting from Syracuse University. None of the companies Mr. Sena worked with before joining HGI is an affiliate of Zap.com.

Family Relationships

There are no family relationships or other arrangements or understandings between or among any of the directors, executive officers or other persons under which that person was selected to serve as a director or officer.

CORPORATE GOVERNANCE

Corporate Governance Guidelines and Code of Ethics and Business Conduct

The Board has adopted Corporate Governance Guidelines (the “Guidelines”) to assist it in the exercise of its responsibilities. These Guidelines reflect the Board’s commitment to monitor the effectiveness of policy and decision making both at the Board and at the management level, with a view to enhancing stockholder value over the long term. The Guidelines address, among other things, Board composition, director qualifications standards, selection of the Chairman of the Board and the Chief Executive Officer, director responsibilities and the Board committees.

The Board has adopted a Code of Ethics and Business Conduct to provide guidance to all of the Company’s directors, officers and employees, including the Company’s principal executive officer, principal accounting officer or controller or persons performing similar functions.

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

450 Park Avenue, 30th Floor

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

Meetings of the Board

During 2012 the Board met four times and acted by written consent four times. A majority of the stockholders of the Company took action by written consent in lieu of holding an annual meeting of stockholders in 2012.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our directors and executive officers, and persons who own more than 10% of our Common Stock, to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, officers and greater than 10% stockholders are required by the SEC’s regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, and based solely upon a review of the copies of such forms furnished to us and written representations that no other reports were required, we believe that, during 2012, all other such filings required to be made by such persons were timely made in accordance with the requirements of the Exchange Act.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Our Board does not presently maintain a compensation committee because we do not pay any compensation to our senior executives or directors. Our “named executive officers” for our 2012 fiscal year were (i) Chairman of the Board, President and Chief Executive Officer, Philip A. Falcone and (ii) Executive Vice President and Chief Financial Officer, Thomas A. Williams. Our named executive officers did not receive any salary or bonus from Zap.Com and devoted a significant portion of their business time to HGI, where they held similar offices during HGI’s 2012 fiscal year. These officers, however, devoted such time to Zap.Com’s affairs as was required to perform their duties to Zap.Com. Zap.Com does not provide its employees with any post-termination benefits and does not have any employment agreements.

Because no compensation was paid and no awards were granted under the Zap.Com 1999 Long-Term Incentive Plan (the “1999 Incentive Plan”) to our named executive officers during the 2012 fiscal year, the Board did not give consideration to any objectives of our compensation program nor give consideration regarding what our compensation program is designed to reward.

Summary Compensation Table

The following table sets forth the compensation received by our named executive officers during the fiscal years ended December 31, 2012, 2011 and 2010:

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Philip A. Falcone, Chairman	2012	—	(1)	—	—	—	—	—	—	—
of the Board, President	2011	—	(1)	—	—	—	—	—	—	—
and Chief Executive Officer	2010	—	(1)	—	—	—	—	—	—	—
Thomas A. Williams,	2012	—	(2)	—	—	—	—	—	—	—
Executive Vice President and Chief Financial Officer
Richard H. Hagerup,	2012	—	(3)	—	—	—	—	—	—	—
Former Interim Chief	2011	—	(3)	—	—	—	—	—	—	—
Accounting Officer	2010	—	(3)	—	—	—	—	—	—	—
Francis T. McCarron,	2012	—	(4)	—	—	—	—	—	—	—
Former Executive Vice	2011	—	(4)	—	—	—	—	—	—	—
President and Chief Financial Officer	2010	—	(4)	—	—	—	—	—	—	—

(1)	During the periods presented, Mr. Falcone was an affiliate of the Harbinger Parties and did not receive any compensation for his services as our Chairman of the Board, President and Chief Executive Officer.
(2)	From March 2012 through December 2012, Mr. Williams served as the Executive Vice President and Chief Financial Officer of Zap.Com. In 2012, Zap.Com recognized $3,750 as contributed capital from HGI for a pro-rata portion of Mr. Williams annual salary under its shared services agreement with HGI.
(3)	For the 2012, 2011 and 2010 periods presented, Mr. Hagerup was the Interim Chief Accounting Officer of HGI and Zap.Com. In 2012 and 2011, Zap.Com recognized $2,400 and $4,800, respectively, as contributed capital from HGI Mr. Hagerup’s annual salary under its shared services agreement with HGI. In 2010 Zap.Com did not recognize any contributed capital from HGI for Mr. Hagerup’s annual salary under its shared services agreement with HGI.

(4)	For the 2011 and 2010 periods presented, and for a portion of the 2012 period, Mr. McCarron served as Executive Vice President and Chief Financial Officer of HGI and Zap.Com. In 2012, Zap.Com recognized $1,250 as contributed capital from HGI for a pro-rata portion of Mr. McCarron’s annual salary under its shared services agreement with HGI. In 2011, Zap.Com recognized $5,000 as contributed capital from HGI for Mr. McCarron’s annual salary under its shared services agreement with HGI. In 2010, Zap.Com recognized $5,000 as contributed capital from HGI for Mr. McCarron’s annual salary under its shared services agreement with HGI.

1999 Long-Term Incentive Plan

The 1999 Incentive Plan was approved by the Board and Zapata Corporation (predecessor to HGI) as Zap.Com’s sole stockholder in April 1999, and amended in January 2006. Pursuant to the plan, awards may be made to existing and future officers, other employees, consultants and directors of the Company from time to time. The 1999 Incentive Plan is intended to promote the long-term financial interests and growth of the Company by providing employees, officers, directors and consultants of the Company with appropriate incentives and rewards to enter into and continue in the employ of, or their relationship with, the Company and to acquire a proprietary interest in the long-term success of the Company and to reward the performance of individual officers, other employees, consultants and directors in fulfilling their responsibilities for long-range achievements.

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

Grant of Plan-Based Awards

None of our named executive officers were granted any Zap.Com plan-based awards in the fiscal year ending December 31, 2012.

Outstanding Equity Awards at Fiscal Year-End

Our named executive officers did not hold any outstanding equity awards at December 31, 2012.

Option Exercises and Stock Vested

None of our named executive officers exercised any stock options in the fiscal year ending December 31, 2012.

Pension Benefits

Zap.Com does not maintain any pension benefits, and therefore none of our named executive officers received any pension benefits from the Company in 2012.

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

Director Compensation

Each director who is not an employee of Zap.Com, the Principal Stockholder or the Harbinger Parties may be compensated for serving as a director at a set dollar amount to be determined by the Board. In addition, each new non-employee director may, upon joining the Board, be granted options under the 1999 Incentive Plan to purchase shares of Zap.Com common stock at the fair market value for the shares at the time of grant. The Board will determine the number and terms of the options to be granted to the new director. All of our directors are employees of Zap.Com, the Principal Stockholder or the Harbinger Parties and, therefore, did not receive any compensation in their capacity as directors of Zap.Com for 2012.

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

Compensation Committee Interlocks and Insider Participation

As stated above, we do not have a compensation committee and the Board will determine any compensation decisions that may arise in the future. In the fiscal year 2012, the Board did not deliberate on executive officer compensation because we did not pay our executive officers. Philip A. Falcone, our President and Chief Executive Officer was a member of the board of directors of HGI in the fiscal year 2012. During the fiscal year 2012, the board of directors of HGI was responsible for determining the compensation of the executive officers of HGI.

During Fiscal 2012, Messrs. Falcone and Asali served as directors and executive officers of HGI and Messrs. Williams, Hagerup and McCarron served as executive officers of HGI. Mr. Asali is also a director of Spectrum Brands. In general, certain of our directors and executive officers who are currently or were formerly employed by Harbinger Capital may serve as directors or executive officers of other entities affiliated with Harbinger Capital from time to time.

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

The following table indicates the number of shares of our Common Stock owned beneficially as of February 27, 2013 by:

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

The following calculations are based upon the shares of our Common Stock issued and outstanding on February 27, 2013 plus the number of such shares of our Common Stock outstanding pursuant to SEC Rule 13d-3(d)(1). Shares of the our Common Stock subject to options exercisable within 60 days of February 27, 2013 are deemed outstanding for purposes of computing the percentage of the person holding such option but are not deemed outstanding for computing the percentage of any other person.

Zap.Com Corporation:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Harbinger Group Inc.(1)	48,972,258	97.9%
Philip A. Falcone(2)	49,730,905	99.5%
Keith Hladek(3)	—	—
Omar M. Asali(4)	—	—
Thomas A. Williams(4)	—	—
Richard H. Hagerup(4)	—	—
Michael Sena(4)	—	—
All directors and executive officers of the Company as a group (6 persons)	49,730,905	99.5%

(1)	HGI’s address is 450 Park Avenue, 30th Floor, New York, NY 10022. As a result of this ownership, HGI may be deemed to control Zap.Com. The Harbinger Parties own beneficially and of record more than a majority of HGI’s outstanding common stock and, by virtue of that ownership, the Harbinger Parties may be deemed to control HGI and, therefore, may be deemed to beneficially own the Zap.Com securities held by HGI.
(2)	Philip A. Falcone, the managing member of Harbinger Holdings, LLC (“Harbinger Holdings”) and Harbinger Capital Partners II GP LLC and portfolio manager of each of Master Fund, Special Situations Fund and Global Fund, may be deemed to indirectly beneficially own 49,730,905 shares of our Common Stock, constituting approximately 99.5% of our outstanding Common Stock, and has shared voting and dispositive power as to the 49,730,905 shares. Of this total, 758,647 shares of our Common Stock are directly owned by Philip Falcone and the Harbinger Parties and 48,972,258 shares of our Common Stock are indirectly beneficially owned by Philip Falcone and the Harbinger Parties through their ownership interests in HGI, which holds 97.9% of our outstanding capital stock. Mr. Falcone disclaims beneficial ownership of the 49,730,905 shares of our common stock, except with respect to his pecuniary interest therein. Mr. Falcone’s address is c/o Harbinger Capital Partners LLC, 450 Park Avenue, 30th Floor, New York, New York 10022.

(3)	The address of Mr. Hladek is c/o Harbinger Capital Partners LLC, 450 Park Avenue, 30th Floor, New York, New York 10022.
(4)	The address of Messrs. Williams, Asali, Sena and Hagerup is c/o Harbinger Group Inc., 450 Park Avenue, 30th Floor, New York, NY 10022.

Harbinger Group Inc.

The following table indicates the number of shares of common stock of the Company’s parent, HGI, owned beneficially as of February 27, 2013 by each of Zap.Com’s directors and named executive officers and all of our directors and named executive officers as a group. Except to the extent indicated in the footnotes to the following table, each of the persons or entities listed therein has sole voting and investment power with respect to the shares which are reported as beneficially owned by such person or entity. Calculations of percentage ownership are based on a denominator of outstanding HGI stock calculated on a fully diluted basis and giving effect to the conversion of preferred stock and regulatory limits on voting by a certain holder of HGI preferred stock.

Harbinger Group Inc.:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Philip A. Falcone(1)	106,859,890	55.3%
Keith M. Hladek(2)	—	—
Omar M. Asali(3)	1,776,434	*
Thomas A. Williams(4)	266,386	*
Richard H. Hagerup(5)	—	—
Michael Sena (5)	—	—
All directors and executive officers of the Company as a group (6 persons)	108,902,710	56.4%

*	Represents beneficial ownership of less than 1.0%.
(1)	Based solely on a Schedule 13D, Amendment No. 14, filed with the SEC on January 16, 2013, Mr. Falcone, the managing member of Harbinger Holdings and Harbinger Capital Partners II GP LLC and portfolio manager of each of the Master Fund, the Special Situations Fund and the Global Fund, may be deemed to indirectly beneficially own 106,859,890 shares of HGI’s common stock, constituting approximately 55.3% of HGI’s outstanding common stock as of February 27, 2013 (comprised of 143,176,566 shares of HGI common stock outstanding, 49,064,060 shares issuable upon conversion of HGI’s preferred stock and 811,495 shares issuable upon exercise of outstanding HGI options that are currently exercisable or exercisable within 60 days of February 27, 2013). Mr. Falcone disclaims beneficial ownership of the shares reported in the Schedule 13D, except with respect to his pecuniary interest therein. Mr. Falcone’s address is c/o Harbinger Holdings, LLC, 450 Park Avenue, 30th Floor, New York, New York 10022.
(2)	The address of Mr. Hladek is c/o Harbinger Capital Partners LLC, 450 Park Avenue, 30th Floor, New York, New York 10022.
(3)	Includes 1,455,366 shares of Common Stock and vested options that represent 321,068 shares of Common Stock. Does not include 1,223,832 shares subject to unvested options. The address of Mr. Asali is c/o Harbinger Group Inc., 450 Park Avenue, 30th Floor, New York, New York 10022.
(4)	Includes 237,959 shares of Common Stock and vested options that represent 28,427 shares of Common Stock. Does not include 212,394 shares subject to unvested options. The address of Mr. Williams is c/o Harbinger Group Inc., 450 Park Avenue, 30th Floor, New York, New York 10022.
(5)	The address of Messrs. Hagerup and Sena is c/o Harbinger Group Inc., 450 Park Avenue, 30th Floor, New York, New York 10022.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

The Company’s only Related Party Transactions are its service relationship with HGI and a registration rights agreement. Since its inception, Zap.Com has utilized the services of HGI’s management and staff under a shared services agreement that allocated these costs on a percentage of time basis. HGI has waived its rights under the shared services agreement to be reimbursed for these expenses through December 31, 2012. For the years ended December 31, 2012 and 2011, approximately $37,000 and $31,000, respectively, was recorded as contributed capital for these services.

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

Our Board currently performs the functions of the audit committee, and there is no audit committee charter. The Board has determined that Mr. Hladek qualifies as an “audit committee financial expert,” as defined by Item 407(d)(5)(ii) of Regulation S-K. Due to Mr. Hladek’s positions with HGI, the Harbinger Parties and Harbinger, he is not an independent director.

Management is responsible for our internal controls and the financial reporting process. Our independent registered public accounting firm, KPMG LLP (“KPMG”), is responsible for performing an independent audit of our financial statements in accordance with generally accepted auditing standards in the United States of America. The Board’s responsibility is to monitor and oversee these processes.

In this context, the Board has reviewed and discussed with management and KPMG the audited financial statements for the fiscal year ended December 31, 2012. The Board has discussed with KPMG the matters that are required to be discussed by Statement on Auditing Standards No. 61, as amended (Communication With Audit Committees). In addition, KPMG has provided the Board with the written disclosures and the letter required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Board concerning independence and the Board has discussed with KPMG their firm’s independence. The Board has concluded that KPMG’s provision of audit and non-audit services to the Company is compatible with KPMG’s independence.

In reliance on the reviews and discussions referred to above, the Board recommended that the audited financial statements for the fiscal year ended December 31, 2012 be included in this Annual Report on Form 10-K. The Board also recommended that KPMG be appointed as our independent registered public accounting firm for Fiscal 2012.

THE BOARD OF DIRECTORS

Philip A. Falcone, Chairman

Omar M. Asali

Keith M. Hladek

AUDITORS’ FEES

The Board engaged the independent registered public accounting firm of KPMG to audit the Company’s financial statements for the Company’s fiscal years ending December 31, 2012 and 2011. Audit fees include amounts for the audit of the Company’s annual financial statements and the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, including services related thereto such as tax services, attest services and consents.

Our Board is responsible for pre-approving all audit and permissible non-audit services provided by our independent registered public accounting firms, including KPMG, the Company’s current registered independent public accounting firm. In 2012 and 2011, the Company did not engage KPMG to provide any non-audit services. The Board expects that any pre-approval would generally be provided for up to one year and any pre-approval will be detailed as to the particular service or category of services and will generally be subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the Board regarding the extent of services provided by the registered independent public accountants in accordance with this pre-approval and the fees for the services performed to date. The Board may also pre-approve particular services on a case-by-case basis.

The following table sets forth the professional fees we paid to our independent registered public accounting firm for professional services rendered for the fiscal years 2012 and 2011:

	Years Ended December 31,
	2012	2011
Audit fees	$40,000	$40,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total fees	$40,000	$40,000

PART IV

Item 15.	Exhibits, Financial Statements and Schedules

(a) List of Documents Filed:

(1)	Financial Statements

See Index to Financial Statements on Page F-1 following this Part IV.

(2)	Financial Statement Schedules

All schedules have been omitted since they are either not applicable or the information is contained within the accompanying financial statements.

(b) Exhibits:

Exhibit No.	Description of Exhibits

3.1**	Restated Articles of Incorporation of Zap.Com Corporation (“Zap.Com”) (Incorporated herein by reference to Exhibit No. 3.1 to Zap.com’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed March 8, 2012 (File No. 0-27729.))

3.2	Amended and Restated By-laws of Zap.Com (Incorporated herein by reference to Exhibit No. 3.1 to Zap.Com’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed November 4, 2009 (File No. 0-27729.))

4.1	Specimen Stock Certificate (Incorporated herein by reference to Exhibit No. 4.1 to Zap.Com’s Registration Statement on Form S-1 (File No. 333-76135) originally filed with the Securities and Exchange Commission on April 13, 1999, as amended.)

10.1	Investment and Distribution Agreement between Zap.Com and Zapata Corporation (Incorporated herein by reference to Exhibit No. 10.1 to Zap.Com’s Registration Statement on Form S-1 (File No. 333-76135) originally filed with the Securities and Exchange Commission on April 13, 1999, as amended.)

10.2	Services Agreement between Zap.Com and Zapata Corporation (Incorporated herein by reference to Exhibit No. 10.2 to Zap.Com’s Registration Statement on Form S-1 (File No. 333-76135) originally filed with the Securities and Exchange Commission on April 13, 1999, as amended.)

10.3	Amended and Restated Tax Sharing and Indemnity Agreement between Zap.Com and Zapata Corporation (Incorporated herein by reference to Exhibit 10.3 to Zap.Com’s Annual Report on Form 10-K for the Year Ended December 31, 2007 as filed with the Securities and Exchange Commission on March 7, 2008 (File No. 000-27729.))

10.4	Form of Indemnification Agreement by and among Zapata Corporation and Zap.Com and the Directors or Officers of Zapata Corporation and Zap.Com (Incorporated herein by reference to Exhibit 10.1 to Zap.Com’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed November 4, 2009 (File No. 0-27729.))

10.5	Amended and Restated 1999 Long-Term Incentive Plan of Zap.Com (Incorporated herein by reference to Exhibit 4.2 to Zap.Com’s Annual Report on Form 10-K for the Year Ended December 31, 2005 as filed with the Securities and Exchange Commission on March 14, 2006 (File No. 000-27729.))

10.6	Registration Rights Agreement between Zap.Com and Zapata Corporation (Incorporated herein by reference to Exhibit No. 10.4 to Zap.Com’s Registration Statement on Form S-1 (File No. 333-76135) originally filed with the Securities and Exchange Commission on April 13, 1999, as amended.)

10.7	Transition Services Agreement by and between Francis T. McCarron and Harbinger Group Inc., dated as of February 15, 2012 (Incorporated herein by reference to Exhibit No. 10.1 to Zap.Com’s Current Report on Form 8-K (File No. 0-27729) originally filed with the Securities and Exchange Commission on February 21, 2012.)

31.1*	Certification of CEO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAP.COM CORPORATION (Registrant)

March 15, 2013	By:	/s/ THOMAS A. WILLIAMS
(Thomas A. Williams)
Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PHILIP A. FALCONE (Philip A. Falcone)	President and Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	March 15, 2013

/s/ THOMAS A. WILLIAMS (Thomas A. Williams)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2013

/s/ MICHAEL SENA (Michael Sena)	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 15, 2013

/s/ OMAR M. ASALI (Omar M. Asali)	Director	March 15, 2013

/s/ KEITH M. HLADEK (Keith Hladek)	Director	March 15, 2013

ZAP.COM CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Zap.Com Corporation:

We have audited the accompanying balance sheets of Zap.Com Corporation (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York

March 15, 2013

ZAP.COM CORPORATION

BALANCE SHEETS

	December 31,	December 31,
	2012	2011
ASSETS:
Current assets:
Cash and cash equivalents (Note 3)	$972,510	$403,375
Short-term investments (Note 3)	—	748,941
Interest receivable	—	700

Total assets	$972,510	$1,153,016

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$—	$488
Accrued liabilities	20,158	4,878

Total liabilities	20,158	5,366

Commitments and contingencies (Note 6)
Stockholders’ equity (Note 5):
Preferred stock, $0.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value, 1,500,000,000 shares authorized; 50,004,474 shares issued and outstanding	50,004	50,004
Additional paid in capital	11,008,850	10,972,071
Accumulated deficit	(10,106,502)	(9,874,425)

Total stockholders’ equity	952,352	1,147,650

Total liabilities and stockholders’ equity	$972,510	$1,153,016

See accompanying notes to financial statements.

ZAP.COM CORPORATION

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011	2010
Revenues	$—	$—	$—
Cost of revenues	—	—	—

Gross profit	—	—	—

Operating expenses:
General and administrative (Note 7)	232,910	179,171	146,200

Total operating expenses	232,910	179,171	146,200

Operating loss	(232,910)	(179,171)	(146,200)

Interest income	833	1,075	223

Loss before income taxes	(232,077)	(178,096)	(145,977)

Income taxes (Note 4)	—	—	—

Net loss	$(232,077)	$(178,096)	$(145,977)

Net loss per share — basic and diluted (Note 2)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	50,004,474	50,004,474	50,004,474

See accompanying notes to financial statements.

ZAP.COM CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2009	50,004,474	$50,004	$10,925,546	$(9,550,352)	$1,425,198
Contributed capital from
Harbinger Group Inc. for unreimbursed management services and rent (Note 7)	—	—	15,925	—	15,925
Net loss	—	—	—	(145,977)	(145,977)

Balance, December 31, 2010	50,004,474	50,004	10,941,471	(9,696,329)	1,295,146
Contributed capital from
Harbinger Group Inc. for unreimbursed management services and rent (Note 7)	—	—	30,600	—	30,600
Net loss	—	—	—	(178,096)	(178,096)

Balance, December 31, 2011	50,004,474	50,004	10,972,071	(9,874,425)	1,147,650
Contributed capital from
Harbinger Group Inc. for unreimbursed management services and rent (Note 7)	—	—	36,779	—	36,779
Net loss	—	—	—	(232,077)	(232,077)

Balance, December 31, 2012	50,004,474	$50,004	$11,008,850	$(10,106,502)	$952,352

See accompanying notes to financial statements.

ZAP.COM CORPORATION

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(232,077)	$(178,096)	$(145,977)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed capital from Harbinger Group Inc. for unreimbursed management services and rent	36,779	30,600	15,925
Changes in operating assets and liabilities:
Interest receivable	700	(525)	(175)
Accounts payable	(488)	(398)	(5,233)
Accrued liabilities	15,280	4,878	(9,849)

Net change in cash due to operating activities	(179,806)	(143,541)	(145,309)

Cash flows from investing activities:
Purchase of investment	—	(748,941)	(749,450)
Maturity of investment	748,941	749,450	—

Net change in cash due to investing activities	748,941	509	(749,450)

Net change in cash and cash equivalents	569,135	(143,032)	(894,759)
Cash and cash equivalents at beginning of year	403,375	546,407	1,441,166

Cash and cash equivalents at end of year	$972,510	$403,375	$546,407

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

Note 3. Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments for which the disclosure of fair values is required were as follows:

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$972,510	$972,510	$403,375	$403,375
Short-term investments (including related interest receivable of $0 and $700)	$—	$—	$749,641	$749,940

The carrying amounts of accounts payable approximate fair value and, accordingly, they are not presented in the table above. The fair values of short-term investments, which consist entirely of U.S. Treasury instruments classified as held-to-maturity, are based on values derived from observed market prices for similar assets (Level 2 in the fair value hierarchy).

As of December 31, 2012, the Company had no short-term investments. As of December 31, 2011, the Company’s short-term investments consisted of a U.S Treasury Bill, which had a remaining maturity of approximately four months with an interest rate of 0.14%.

Note 4. Income Taxes

As a result of a full valuation allowance provided against net operating loss carryforward tax benefits, the Company has no income tax benefit for the years ended December 31, 2012, 2011 and 2010. The components of the Company’s deferred income tax assets and related valuation allowance at December 31, 2012 and December 31, 2011 are as follows:

	Years Ended December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$280,569	$139,312

Total deferred tax assets	280,569	139,312
Less: valuation allowance	(280,569)	(139,312)

Net deferred income taxes	$—	$—

The Company believes sufficient uncertainty exists regarding the realizability of its deferred tax assets such that a full valuation allowance is required. As of December 31, 2012, the Company had approximately $630,000 of net operating loss carryforwards which will expire beginning in 2029. In the event there is another change of control in the ownership of the Company, as defined by the IRC, the annual utilization of the net operating losses could be limited.

The Company did not have any unrecognized tax benefits related to uncertain tax positions as of December 31, 2012 or 2011. Future amounts of accrued interest and penalties, if any, related to uncertain tax positions will be recorded as a component of income tax expense. The Company does not expect that the amount of unrecognized tax benefits will change significantly in the next twelve months.

The Company has been, and expects to continue to be for the foreseeable future, a member of its Principal Stockholder’s consolidated tax group and is subject to Federal income tax examinations for years after 2010 and state and local income tax examinations for years after 2008. Although the Company has entered into a tax sharing and indemnity agreement with its Principal Stockholder, if the Principal Stockholder or members of its consolidated tax group (other than the Company) fail to pay tax liabilities arising prior to the time that the Company is no longer a member of its Principal Stockholder’s consolidated tax group, the Company could be required to make payments in respect of these tax liabilities and these payments could materially adversely affect its financial condition.

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

Under the 1999 Plan, 3,000,000 shares of common stock are available for awards. As of December 31, 2012, there were 3,000,000 shares available for grant under the 1999 Plan. The 1999 Plan provides for the grant of any or all of the following types of awards: stock options, stock appreciation rights, stock awards, cash awards, or other rights or interests. Allocations of awards are made by the Company’s board of directors at its sole discretion within the provisions of the 1999 Plan. As of December 31, 2012 and 2011, there were no cash awards or other rights or interests outstanding under the 1999 Plan.

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

At December 31, 2012 and 2011, the Company had no stock-based compensation awards outstanding and, therefore, no unrecognized compensation cost. The Company had no stock-based grants and no options exercised during the years ended December 31, 2012, 2011 and 2010. As a result, there were no stock-based compensation costs recognized in the Company’s statements of operations for the years ended December 31, 2012, 2011 and 2010.

Note 6. Commitments and Contingencies

The Company does not have any commitments or contingencies that it believes may be material to its financial statements.

Note 7. Related Party Transactions

Since its inception, the Company has utilized the services of the management and staff of its Principal Stockholder, under a shared services agreement that allocated these costs on a percentage of time basis. The Company also shares office space with its Principal Stockholder under such agreement. Through December 31, 2012, the Principal Stockholder has waived its rights under the shared services agreement to be reimbursed with cash for these costs, however the Company settled the obligation through a deemed contribution of capital. The Company recorded $36,779, $30,600, and $15,925 as contributed capital for such services for the years ended December 31, 2012, 2011 and 2010, respectively. The Company believes these allocations were made on a reasonable basis; however, they do not necessarily represent the costs that would have been incurred by the Company on a stand-alone basis.

Note 8. Quarterly Financial Information (Unaudited)

	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Operating loss	(90,880)	(41,175)	(37,425)	(63,430)
Net loss	(90,616)	(40,920)	(37,176)	(63,365)
Net loss per share (basic and diluted)	(0.00)	(0.00)	(0.00)	(0.00)

	Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Operating loss	(83,320)	(28,247)	(42,507)	(25,097)
Net loss	(83,047)	(27,979)	(42,240)	(24,830)
Net loss per share (basic and diluted)	(0.00)	(0.00)	(0.00)	(0.00)