Form 10-Q
period 2013-03-31
ZAP COM CORP
filed 2013-05-15
CIK 1083243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

There were 50,004,474 shares of the registrant’s common stock outstanding as of May 10, 2013, $0.001 par value.

ZAP.COM CORPORATION

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

ZAP.COM CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$934,172	$972,510
Total assets	$934,172	$972,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,609	$—
Accrued liabilities	24,160	20,158

Total liabilities	38,769	20,158

Commitments and contingencies
Stockholders’ equity:
Common stock	50,004	50,004
Additional paid in capital	11,018,045	11,008,850
Accumulated deficit	(10,172,646)	(10,106,502)

Total stockholders’ equity	895,403	952,352

Total liabilities and stockholders’ equity	$934,172	$972,510

See accompanying notes to condensed financial statements.

ZAP.COM CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2013	2012
	(Unaudited)
Revenues	$—	$—
Cost of revenues	—	—

Gross profit	—	—
Operating expenses:
General and administrative	66,144	90,880

Total operating expenses	66,144	90,880

Operating loss	(66,144)	(90,880)
Interest income	—	264

Loss before income taxes	(66,144)	(90,616)
Benefit from income taxes	—	—

Net loss	$(66,144)	$(90,616)

Net loss per common share:
Basic	$—	$—

Diluted	$—	$—

Weighted average common shares outstanding	50,004,474	50,004,474

See accompanying notes to condensed financial statements.

ZAP.COM CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2013	2012
	(Unaudited)
Cash flows from operating activities:
Net loss	$(66,144)	$(90,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed capital from Harbinger Group Inc. for unreimbursed management services	9,195	9,194
Changes in operating assets and liabilities:
Interest receivable	—	(264)
Accounts payable	14,609	23,868
Accrued liabilities	4,002	522

Net cash used in operating activities	(38,338)	(57,296)

Net decrease in cash and cash equivalents	(38,338)	(57,296)
Cash and cash equivalents at beginning of period	972,510	403,375

Cash and cash equivalents at end of period	$934,172	$346,079

See accompanying notes to condensed financial statements.

ZAP.COM CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The unaudited condensed financial statements included herein have been prepared by Zap.Com Corporation (“Zap.Com” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 15, 2013. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2013.

Note 2. Related Party Transactions

Since its inception, the Company has utilized the services of the management and staff of Harbinger Group Inc. (the Company’s “Principal Stockholder”), under a shared services agreement that allocated these costs on a percentage of time basis. The Company also shares office space with its Principal Stockholder under such agreement. Through March 31, 2013, the Principal Stockholder has waived its rights under the shared services agreement to be reimbursed for these costs. The Company recorded approximately $9,195 and $9,194 as contributed capital for such services for the three months ended March 31, 2013 and 2012, respectively. The Company believes these allocations were made on a reasonable basis; however, they do not necessarily represent the costs that would have been incurred by the Company on a stand-alone basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Zap.Com Corporation (the “Company,” “Zap.Com,” “we,” “us,” or “our”) should be read in conjunction with our unaudited condensed financial statements included elsewhere in this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2013. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” in “Part II — Other Information” of this report. You should consider our forward-looking statements in light of our unaudited condensed financial statements, related notes, and other financial information appearing elsewhere in this report, our Form 10-K and our other filings with the SEC.

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

Results of Operations

For the three months ended March 31, 2013 and 2012, our operations consisted of the following:

Revenues. We had no revenues for the three months ended March 31, 2013 and 2012, and we do not presently have any revenue-generating business.

Cost of Revenues. We had no cost of revenues for the three months ended March 31, 2013 and 2012.

General and Administrative Expenses. General and administrative expenses consist primarily of legal and accounting professional services, printing and filing costs, expenses allocated for services by our Principal Stockholder under a shared services agreement, and various other costs. General and administrative expenses decreased by $24,736 to $66,144 for the three months ended March 31, 2013 from $90,880 for the three months ended March 31, 2012. This decrease in general and administrative expenses for the three month period was principally due the increased external costs relating to our required implementation of detail tagging in eXtensible Business Reporting Language (“XBRL”) for filings with the SEC during the three months ended March 31, 2012.

Liquidity and Capital Resources

We have not generated any significant revenue since our inception. As a result, our primary source of liquidity has been from our initial capitalization and, to a lesser extent, the interest income generated on our cash equivalents and short-term investments. As we limit our investments principally to U.S. Government instruments, we do not expect to earn significant interest income in the near term. At March 31, 2013, our cash and cash equivalents were $934,172.

Since our inception, we have utilized services of the management and staff and occupied office space of our Principal Stockholder under a shared services agreement that allocated these costs. Our Principal Stockholder has waived its rights under the shared services agreement to be reimbursed these costs through March 31, 2013. For the three months ended March 31, 2013 and 2012, we recorded approximately $9,195 and $9,194, respectively, as contributed capital for these services.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at March 31, 2013 that have or are reasonably likely to have a current or future material effect on our financial position, results of operations or cash flows.

Summary of Cash Flows

Cash used in operating activities was $38,338 for the three months ended March 31, 2013 compared to $57,296 for the three months ended March 31, 2012. The decrease in cash used in operating activities was primarily due to a decrease in payments for general and administrative expenses during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

We had no cash flows from financing or investing activities for the three months ended March 31, 2013 and 2012.

Recent Accounting Pronouncements Not Yet Adopted

As of the date of this report, there are no recent accounting pronouncements that have not yet been adopted that we believe would have a material impact on our financial statements.

Critical Accounting Policies and Estimates

As of March 31, 2013, our critical accounting policies and estimates have not changed materially from those set forth in our 2012 Form 10-K.

Contractual Obligations

We do not have any long-term debt obligations, capital leases obligations, operating lease obligations or purchase obligations at March 31, 2013.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not have any market risk exposure to changes in interest rates, foreign currency exchange rates, equity prices or commodity prices at March 31, 2013. We had no outstanding derivative instruments or long-term debt at March 31, 2013.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended March 31, 2013. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Forward-looking statements are not guarantees of performance. You should understand that the following important factors, in addition to those discussed in “Part I-Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2012 (the “Form 10-K”), could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements.

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

Some of the above-mentioned factors are described in further detail in the section entitled “Risk Factors” set forth in our Form 10-K. You should assume the information appearing in this report is accurate only as of March 31, 2013 or as otherwise specified herein, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the U.S. and the rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Please refer to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2012, for a discussion of the risks and uncertainties related to the Company. In addition to those risks and uncertainties, risks and uncertainties that affect our parent company, HGI, can also affect us, and you should refer to HGI’s reports filed with the SEC for additional information.

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

ZAP.COM CORPORATION
(Registrant)

Dated: May 15, 2013	By:	/s/ THOMAS A. WILLIAMS
Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)