Form 10-Q
period 2013-06-30
ZAP COM CORP
filed 2013-08-14
CIK 1083243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

There were 50,004,474 shares of the registrant’s common stock outstanding as of August 12, 2013, $0.001 par value.

ZAP.COM CORPORATION

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ZAP.COM CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$871,710	$972,510

Total assets	$871,710	$972,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,684	$—
Accrued liabilities	13,800	20,158

Total liabilities	15,484	20,158

Commitments and contingencies
Stockholders’ equity:
Common stock	50,004	50,004
Additional paid in capital	11,027,239	11,008,850
Accumulated deficit	(10,221,017)	(10,106,502)

Total stockholders’ equity	856,226	952,352

Total liabilities and stockholders’ equity	$871,710	$972,510

See accompanying notes to condensed financial statements.

ZAP.COM CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	—

Gross profit	—	—	—	—
Operating expenses:
General and administrative	48,371	41,175	114,515	132,055

Total operating expenses	48,371	41,175	114,515	132,055

Operating loss	(48,371)	(41,175)	(114,515)	(132,055)
Interest income	—	255	—	519

Loss before income taxes	(48,371)	(40,920)	(114,515)	(131,536)
Benefit from income taxes	—	—	—	—

Net loss	$(48,371)	$(40,920)	$(114,515)	$(131,536)

Net loss per common share:
Basic	$—	$—	$—	$—

Diluted	$—	$—	$—	$—

Weighted average common shares outstanding	50,004,474	50,004,474	50,004,474	50,004,474

See accompanying notes to condensed financial statements.

ZAP.COM CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2013	2012
	(Unaudited)
Cash flows from operating activities:
Net loss	$(114,515)	$(131,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed capital from Harbinger Group Inc. for unreimbursed management services	18,389	18,389
Changes in operating assets and liabilities:
Interest receivable	—	540
Accounts payable	1,684	(488)
Accrued liabilities	(6,358)	14,764

Net cash used in operating activities	(100,800)	(98,331)

Cash flows from investing activities:
Purchases of investments	—	(749,526)
Maturities of investments	—	748,941

Net cash (used in) provided by investing activities	—	(585)

Net decrease in cash and cash equivalents	(100,800)	(98,916)
Cash and cash equivalents at beginning of period	972,510	403,375

Cash and cash equivalents at end of period	$871,710	$304,459

See accompanying notes to condensed financial statements.

ZAP.COM CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The unaudited condensed financial statements included herein have been prepared by Zap.Com Corporation (“Zap.Com” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 15, 2013. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2013.

Note 2. Related Party Transactions

Since its inception, the Company has utilized the services of the management and staff of Harbinger Group Inc. (the Company’s “Principal Stockholder”), under a shared services agreement that allocated these costs on a percentage of time basis. The Company also shares office space with its Principal Stockholder under such agreement. Through June 30, 2013, the Principal Stockholder has waived its rights under the shared services agreement to be reimbursed for these costs. The Company recorded approximately $18,389 and $18,389 as contributed capital for such services for the six months ended June 30, 2013 and 2012, respectively. The Company believes these allocations were made on a reasonable basis; however, they do not necessarily represent the costs that would have been incurred by the Company on a stand-alone basis.

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

Results of Operations

For the three and six months ended June 30, 2013 and 2012, our operations consisted of the following:

Revenues. We had no revenues for the three and six months ended June 30, 2013 and 2012, and we do not presently have any revenue-generating business.

Cost of Revenues. We had no cost of revenues for the three and six months ended June 30, 2013 and 2012.

General and Administrative Expenses. General and administrative expenses consist primarily of legal and accounting professional services, printing and filing costs, expenses allocated for services by our Principal Stockholder under a shared services agreement, and various other costs. General and administrative expenses increased by $7,196 to $48,371 for the three months ended June 30, 2013 from $41,175 for the three months ended June 30, 2012. This increase in general and administrative expenses for the three month period was principally due to increased legal expenditures during the three months ended June 30, 2012.

General and administrative expenses decreased by $17,540 to $114,515 for the six months ended June 30, 2013 from $132,055 for the six months ended June 30, 2012. This decrease in general and administrative expenses was principally due to a decrease in professional fees incurred for outside services relating to SEC filings during the six months ended June 30, 2013, as compared to the six months ended June 30, 2012.

Liquidity and Capital Resources

We have not generated any significant revenue since our inception. As a result, our primary source of liquidity has been from our initial capitalization and, to a lesser extent, the interest income generated on our cash equivalents and short-term investments. As we limit our investments principally to U.S. Government instruments, we do not expect to earn significant interest income in the near term. At June 30, 2013, our cash and cash equivalents were $871,710.

Since our inception, we have utilized services of the management and staff and occupied office space of our Principal Stockholder under a shared services agreement that allocated these costs. Our Principal Stockholder has waived its rights under the shared services agreement to be reimbursed these costs through June 30, 2013. For the three and six months ended June 30, 2013 and 2012, we recorded approximately $9,194 and $18,389, and $9,195 and $18,389, respectively, as contributed capital for these services.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at June 30, 2013 that have or are reasonably likely to have a current or future material effect on our financial position, results of operations or cash flows.

Summary of Cash Flows

Cash used in operating activities was $100,800 for the six months ended June 30, 2013 compared to $98,331 for the six months ended June 30, 2012. The increase in cash used in operating activities was primarily due to a change in the timing of payments general and administrative expenses during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, offset by lower overall expenditure in the six months ended June 30, 2013.

We had no cash flows from financing or investing activities for the six months ended June 30, 2013. We used cash of $585 in investing activities for the six months ended June 30, 2012 as a result of the net purchases and maturities of short-term investments during the period.

Recent Accounting Pronouncements Not Yet Adopted

As of the date of this report, there are no recent accounting pronouncements that have not yet been adopted that we believe would have a material impact on our financial statements.

Critical Accounting Policies and Estimates

As of June 30, 2013, our critical accounting policies and estimates have not changed materially from those set forth in our 2012 Form 10-K.

Contractual Obligations

We do not have any long-term debt obligations, capital leases obligations, operating lease obligations or purchase obligations at June 30, 2013.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We do not have any market risk exposure to changes in interest rates, foreign currency exchange rates, equity prices or commodity prices at June 30, 2013. We had no outstanding derivative instruments or long-term debt at June 30, 2013.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of June 30, 2013, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended June 30, 2013. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Some of the above-mentioned factors are described in further detail in the section entitled “Risk Factors” set forth in our Form 10-K. You should assume the information appearing in this report is accurate only as of June 30, 2013 or as otherwise specified herein, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the U.S. and the rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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

ZAP.COM CORPORATION
(Registrant)

Dated: August 14, 2013	By:	/s/ THOMAS A. WILLIAMS
Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)