Form 10-K
period 2013-12-31
ZAP COM CORP
filed 2014-03-31
CIK 1083243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒    or    ☐
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was $315,028. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, corporate officers and holders of 10% or more of the Company’s common stock.
There were 50,004,474 shares of the registrant’s common stock outstanding as of March 28, 2014, $0.001 par value.

Documents Incorporated By Reference:
None.

PART I
FORWARD-LOOKING STATEMENTS
CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.
Zap.Com Corporation (referred to as the “Company,” “Zap.Com,” “we,” “us,” or “our”) has made forward-looking statements in this Annual Report on Form 10-K (this “Form 10-K”) that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of our management. Generally, forward-looking statements include information concerning possible or assumed future actions, events or results of operations of the Company. Forward-looking statements include, without limitation, the information regarding our assets and operations and management’s plans for the Company.
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
Forward-looking statements are not guarantees of performance. You should understand that the following important factors, in addition to those discussed in “Part I-Item 1A. Risk Factors” of this report, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements.
Important factors that could affect our future results include, without limitation, the following:

•	The impact of our limited assets and no source of revenue;

•	The possibility that we might dispose of our assets and/or liquidate our operations;

•	The controlling effect of Harbinger Group Inc. (our “Principal Stockholder” or “HGI”) whose interests may conflict with interests of our other stockholders;

•	The impact of a determination that we are an investment company;

•	The impact of not, or not being able to, identify or successfully complete any business combination, acquisition or similar transaction;

•	The impact of our not selecting a specific industry or industries in which to acquire or develop a business;

•	The impact of insubstantial disclosure relating to prospective new businesses;

•	The impact of the structure of an acquisition or business combination on our stockholders;

•	The impact of management devoting insignificant time to our activities;

•	The impact of significant competition for acquisition candidates;

•	The impact of our categorization as a “shell company” as that term is used in the rules and regulations of the Securities and Exchange Commission’s (the “SEC”);

•	The effect of a limited public market for our common stock on the trading activity and market value of our stock;

•	The potential liabilities from being a member of our Principal Stockholder’s consolidated tax group;

•	The effect of our intention not to pay any cash dividends on our common stock;

•	The effect of the anti-takeover provisions in our corporate documents on the market price of our common stock;

•	The effect of a substantial amount of our common stock being eligible for sale into the market on our stock price; and

•	The impact of delays or difficulty in satisfying the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 or negative reports concerning our internal controls.
Some of the above-mentioned factors are described in further detail in the section entitled “Risk Factors” set forth below. You should assume the information appearing in this Form 10-K is accurate only as of December 31, 2013 or as otherwise specified herein, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the U.S. and the rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Item 1.	Business
General
The Company was incorporated in Nevada in 1999 for the purpose of creating and operating a global network of independently owned web sites. Harbinger Group Inc., our Principal Stockholder, owns approximately 98% of our outstanding common stock. Currently, we have no business operations, other than complying with our reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may search for assets or businesses to acquire so that we may in the future become an operating company, or we may sell assets and/or liquidate our operations.
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
Available Information
We file annual, quarterly and current reports and other information with the SEC. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed under the Exchange Act, as well as Section 16 filings by our officers and directors, are available free of charge at www.sec.gov. We will provide a copy of these documents to stockholders upon request. We do not maintain a website.
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
Employees
At December 31, 2013, we employed three executive personnel. These employees are also employees of our Principal Stockholder and do not receive a salary or bonus from the Company. In the normal course of business, we use contract personnel to supplement our employee base to meet our business needs. We believe that our employee relations are generally satisfactory.

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

Our Principal Stockholder controls us and holds a significant portion of our voting power; the interests of our Principal Stockholder may differ from yours.
As of March 25, 2014, our Principal Stockholder owns approximately 97.9% of our outstanding common stock. As a result, the directors and officers of our Principal Stockholder, are able to control the outcome of substantially all matters submitted to our stockholders for approval, including the election of directors and any proposed merger, liquidation, transfer or encumbrance of a substantial portion of our assets, or amendment to our charter to change our authorized capitalization.
The Principal Stockholder could cause corporate actions to be taken even if the interests of these entities conflict with or are not aligned with interests of our other stockholders. Moreover, matters not directly related to us can nevertheless affect our Principal Stockholder’s decisions regarding their investment in us. We are one investment in our Principal Stockholder’s group of control investments. Numerous considerations regarding our Principal Stockholder could influence our Principal Stockholder’s decisions whether to maintain, decrease or increase their investment in us, or whether to cause the dissolution of us as a company.
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
We are dependent upon the skills, experience and efforts of Philip A. Falcone, Omar M. Asali and Thomas A. Williams, the Chairman of our board, our President and our Chief Executive Officer, one of our directors and the President of HGI, and our Chief Financial Officer and Executive Vice President, respectively. As a result of their positions with our Company, Messrs. Falcone, Asali and Williams have significant influence over our business strategy and make most of the significant policy and managerial decisions of our Company. Mr. Falcone is also the Chief Executive Officer and Chief Investment Officer of Harbinger Capital Partners LLC (“Harbinger Capital” and together with its affiliated funds, the “Harbinger Parties”) and may be deemed to be an indirect beneficial owner of the shares of our common stock owned by HGI. Accordingly, Mr. Falcone may exert significant influence over all matters requiring approval by our stockholders, including the election or removal of directors and stockholder approval of acquisitions or other significant transactions. The loss of Mr. Falcone, Mr. Asali or Mr. Williams or other key personnel, if any, could have a material adverse effect on our business or operating results.
In addition, Mr. Falcone’s, Harbinger Capital’s, Mr. Asali’s, Mr. William’s and HGI’s reputation and access to acquisition candidates is important to our strategy of identifying acquisition opportunities. While Messrs. Falcone, Asali and Williams may devote a portion of their time to our business, they are not required to commit their full time to our affairs and will allocate their time between our operations and their other commitments in their discretion.

On September 18, 2013, the United States District Court for the Southern District of New York entered a final Judgment (the “Final Judgment”) approving a settlement between the SEC and Harbinger Capital, Harbinger Capital Partners Special Situations GP, LLC, Harbinger Capital Partners Offshore Manager, L.L.C., and Mr. Falcone (collectively, the “HCP Parties”), in connection with two civil actions previously filed against the HCP Parties by the SEC. One civil action alleged that Harbinger Capital Partners Special Situations GP, LLC, Harbinger Capital Partners Offshore Manager, L.L.C., and Mr. Falcone violated the anti-fraud provisions of the federal securities laws by engaging in market manipulation in connection with the trading of the debt securities of a particular issuer from 2006 to 2008. The other civil action alleged that Harbinger Capital and

Mr. Falcone violated the anti-fraud provisions of the federal securities laws in connection with a loan made by Harbinger Capital Partners Special Situations Fund, L.P. to Mr. Falcone in October 2009 and in connection with the circumstances and disclosure regarding alleged preferential treatment of, and agreements with, certain fund investors. As previously disclosed, none of the SEC's actions were brought against us or HGI and the subject matter of those actions did not include any conduct involving, by, or on behalf of us or HGI.
The Final Judgment bars and enjoins Mr. Falcone for a period of five years (after which he may seek to have the bar and injunction lifted) from acting as or being an associated person of any “broker,” “dealer,” “investment adviser,” “municipal securities dealer,” “municipal adviser,” “transfer agent,” or “nationally recognized statistical rating organization” (as those terms are defined under the federal securities laws, collectively, the “Specified Entities”). Under the Final Judgment, Mr. Falcone may continue to own and control HGI and serve as our President, Chief Executive Officer, as a director and as Chairman of our board. A copy of the Final Judgment is available on the SEC’s website.
During the period of the bar, Mr. Falcone may remain associated with Harbinger Capital and certain other Harbinger Capital-related entities, provided that, during such time, Mr. Falcone’s association will be limited as set forth in the Final Judgment. The HCP Parties must take all actions reasonably necessary to expeditiously satisfy all redemption requests of investors in the Harbinger Capital-related funds, which may include the orderly disposition of Harbinger Capital-related fund assets. In addition, during the bar period, the HCP Parties and certain Harbinger Capital-related entities may not raise new capital or make capital calls from existing investors. The Final Judgment requires the HCP Parties to pay disgorgement, prejudgment interest, and civil penalties totaling approximately $18 million. In addition, certain of the activities of the HCP Parties at the Harbinger Capital-related funds will be subject to the oversight of an independent monitor for two years.
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
If the customer is someone other than an accredited investor (as defined in the Securities Act of 1933, as amended (the “Securities Act”)) or an established customer of the broker/dealer, the broker/dealer must approve the potential customer’s account by obtaining information from the customer concerning the customer’s financial situation, investment experience and investment objectives. Based on this information and any other information known by the broker/dealer, the broker/dealer must reasonably determine that transactions in penny stocks are suitable for the customer and that the customer has sufficient knowledge and experience in financial matters to reasonably be expected to be capable of evaluating the risks of transactions in penny stocks. A broker/dealer must, before effecting a customer’s first purchase of a penny stock, send a written statement of this determination, together with such other disclosures required by the SEC, to the customer, and the broker/dealer must receive a signed and dated copy of the statement before effecting the customer’s first purchase of a penny stock. In such situations, a broker/dealer must also, before effecting a customer’s purchase of a penny stock, deliver to the customer an agreement to the transaction that sets forth the identity and quantity of the penny stock to be purchased, and the broker/dealer must receive the customer’s agreement to the transaction before effecting the transaction.
A broker/dealer must also, orally or in writing, disclose before effecting a customer’s transaction in a penny stock (and thereafter confirm in writing):

•	the bid and offer price quotes in and for the penny stock, and the number of shares to which the quoted prices apply;

•	the brokerage firm’s compensation for the trade; and

•	the compensation received by the brokerage firm’s sales person for the trade.
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
Sales of a substantial number of shares of our common stock in the future could cause the market price of our common stock to decline. As of the date of this report, we have outstanding 50,004,474 shares of common stock, of which our Principal Stockholder owns 48,972,258 shares and the Harbinger Parties own 758,647 shares, with the remainder owned by public stockholders. Additionally, we have 3,000,000 shares of common stock reserved for issuance under our 1999 Long-Term Incentive Plan. As of March 28, 2014, we had no stock options outstanding and 3,000,000 shares available for issuance under the plan.
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
Market Information and Dividends
Our common stock began trading on November 30, 1999 on the predecessor market to OTCQB under the symbol “ZPCM.” Each of OTCQB and its predecessor market is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTCQB and its predecessor market quotations reflect inter-dealer prices, without retail mark up, mark down or commission, and are not necessarily representative of actual transactions, and may not be indicative of the value of the common stock or the existence of an active market. Historically, the level of trading in our common stock has been sporadic and limited and there is no assurance that an active trading market will develop which will provide liquidity for the Company’s stockholders.

The following table presents quarterly high and low bid and sale prices for the Company’s common stock reported by the OTCQB and its predecessor market for the three months ended:

	Bid Information(a)		Sales Price(a)
	High Bid	Low Bid	High Price	Low Price
12/31/2013	$0.55	$0.03	$1.05	$0.03
9/30/2013	0.33	0.03	1.00	0.33
6/30/2013	0.16	0.01	0.30	0.01
3/31/2013	0.36	0.03	0.36	0.04
12/31/2012	0.25	0.03	0.59	0.10
9/30/2012	0.11	0.07	—	—
6/30/2012	0.20	0.05	0.75	0.20
3/31/2012	0.30	0.20	0.39	0.20

(a)	As reflected in the ZPCM-Zap.Com Corp report of OTCQB and its predecessor market for the years ending December 31, 2013 and December 31, 2012.
As of March 28, 2014, there were approximately 1,107 holders of record of our common stock. This number does not include the stockholders for whom shares are held in a “nominee” or “street” name.
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

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of December 31, 2013:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands) (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category
Equity compensation plans approved by securities holders securities holders	—	$—	3,000,000
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	3,000,000
Performance Graph
Set forth below is a line-graph presentation comparing the cumulative stockholder return on our common stock against cumulative total returns of the following: (a) the Russell 2000 and (b) a peer group of companies compiled using their SIC Codes and small market capitalizations. The performance graph shows total return on investment for the period beginning December 31, 2008 and ending December 31, 2013.

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

	Year Ended December 31,
	2013	2012	2011	2010	2009
Income Statement Data:
Revenues	$—	$—	$—	$—	$—
Operating loss	(168,944)	(232,910)	(179,171)	(146,200)	(180,385)
Interest income	—	833	1,075	223	576
Net loss	(168,944)	(232,077)	(178,096)	(145,977)	(179,809)
Net loss per share-basic and diluted	$—	$—	$—	$—	$—
Weighted average common shares outstanding	50,004,474	50,004,474	50,004,474	50,004,474	50,004,474
Balance Sheet Data (as of year end):
Cash and cash equivalents	$825,291	$972,510	$403,375	$546,407	$1,441,166
Short-term investments	—	—	748,941	749,450	—
Total assets	825,291	972,510	1,153,016	1,296,032	1,441,166
Total liabilities	4,750	20,158	5,366	886	15,968
Total stockholders’ equity	820,541	952,352	1,147,650	1,295,146	1,425,198

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
Introduction
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Zap.Com Corporation (“we,” “us,” “our,” “Zap.Com,” or the “Company”) should be read in conjunction with Item 6, “Selected Financial Data,” and our accompanying financial statements and related notes (the “Financial Statements”) referred to in Item 8 of this Annual Report on Form 10-K (this “Form 10-K”). Certain statements we make under this Item 7 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” at the beginning of Part I of this Form 10-K. You should consider our forward-looking statements in light of our Financial Statements and other financial information appearing elsewhere in this Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”).
Overview
The Company was incorporated in Nevada in 1999 for the purpose of creating and operating a global network of independently owned websites. Our principal stockholder, Harbinger Group Inc. (“Principal Stockholder” or “HGI”), owns approximately 98% of our outstanding common stock. Currently, we have no business operations, other than complying with our reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may search for assets or businesses to acquire so that we may in the future become an operating company, or we may sell assets and/or liquidate our operations.
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

Results of Operations
For the years ended December 31, 2013, 2012 and 2011, our operations consisted of the following:
Revenues. We had no revenues for the years ended December 31, 2013, 2012 and 2011, and we do not presently have any revenue-generating business.
Cost of Revenues. We had no cost of revenues for the years ended December 31, 2013, 2012 and 2011.
General and Administrative Expenses. General and administrative expenses decreased by $63,966 to $168,944 for the year ended December 31, 2013 from $232,910 for the year ended December 31, 2012. This decrease in general and administrative expenses was principally due to a decrease in professional fees incurred for outside services relating to SEC filings during the year ended December 31, 2013, as compared to the year ended December 31, 2012.
General and administrative expenses for the year ended December 31, 2012 were $232,910 compared to $179,171 for the year ended December 31, 2011. The $53,739 increase in general and administrative expenses for the year ended December 31, 2012 compared to the year ended December 31, 2011 is due primarily to an increase in professional fees associated with outside services related to SEC filings, as well as an increase in non-cash expenses under the shared services agreement with our Principal Stockholder.
Interest income. Interest income was $833 and $1,075 for the years ended December 31, 2012 and 2011, respectively. We had no interest income for the year ended December 31, 2013. Our interest income will continue to be negligible while our cash is maintained in bank accounts or invested in U.S. Government instruments with nominal interest rates.

Liquidity and Capital Resources
We have not generated any significant revenue since our inception. As a result, our primary source of liquidity has been from our initial capitalization and, to a lesser extent, the interest income generated on our cash equivalents and short-term investments. As we limit our investments principally to U.S. Government instruments, we do not expect to earn significant interest income in the near term. At December 31, 2013, our cash and cash equivalents were $825,291.
Since our inception, we have utilized services of the management and staff and occupied office space of our Principal Stockholder under a shared services agreement that allocated these costs. Our Principal Stockholder has waived its rights under the shared services agreement to be reimbursed these costs through December 31, 2013. For the year ended December 31, 2013, 2012 and 2011, we recorded approximately $37,133, $36,779, and $30,600, respectively, as contributed capital for these services.
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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements at December 31, 2013 that have or are reasonably likely to have a current or future material effect on our financial position, results of operations or cash flows.
Summary of Cash Flows
Cash used in operating activities was $147,219 for the year ended December 31, 2013 compared to $179,806 for the year ended December 31, 2012. The decrease in cash used in operating activities was primarily due to lower overall expenditure in the year ended December 31, 2013, offset in part by a change in the timing of payments of general and administrative expenses during the year ended December 31, 2013 as compared to the year ended December 31, 2012.
Cash used in operating activities was $179,806 for the year ended December 31, 2012 compared to $143,541 for the year ended December 31, 2011. The increase in cash used in operating activities was due to an increase in professional fees associated with outside services related to SEC filings partially offset by the timing of general and administrative payments.
We had no cash flows from investing activities for the year ended December 31, 2013. Cash provided by investing activities for the year ended December 31, 2012 of $748,941 represents the proceeds received upon maturity of a U.S. Treasury Bill that was classified as held-to-maturity. Cash provided by investing activities for the year ended December 31, 2011 of $509 represents the cost of a U.S. Treasury Bill, net of the proceeds received upon maturity of a similar U.S. Treasury Bill, which were both classified as held-to-maturity.
We had no cash flows from financing activities for the years ended December 31, 2013, 2012 and 2011.
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
Valuation allowance for deferred income taxes. We reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. In so doing, we estimate future taxable income in determining if any valuation allowance is necessary. As a result, we had a full valuation allowance against our deferred tax assets, totaling $279,960, as of December 31, 2013.
We also apply the accounting guidance for uncertain tax positions which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides information on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We believe that we had no uncertain tax positions as of December 31, 2013 which would be required to be recognized in our financial statements.
Contractual Obligations
We do not have any long-term debt obligations, capital leases obligations, operating lease obligations or purchase obligations at December 31, 2013.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
We do not have any market risk exposure to changes in interest rates, foreign currency exchange rates, equity prices or commodity prices at December 31, 2013. We had no outstanding investments, derivative instruments or long-term debt at December 31, 2013.

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
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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
The Company’s management, under the supervision of and with the participation of the CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992. Based on this assessment, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2013 in accordance with the COSO criteria.
Changes in Internal Controls Over Financial Reporting
An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended December 31, 2013. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended December 31, 2013 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Class I Director
Omar M. Asali, age 43, has served as a director of Zap.Com Corporation (“Zap.Com” or the “Company”) since June 2011. He has served as a director of Harbinger Group Inc. (“Principal Stockholder” or “HGI”) since May 2011, as its Acting President since June 2011 and as its President effective as of October 2011. Mr. Asali is also the Vice Chairman of Spectrum Brands Holdings, Inc., and a director of Fidelity & Guaranty Life Holdings, Inc., Front Street Re (Cayman), Ltd. and the recently formed oil and gas partnership with EXCO Resources, Inc., each of which is a subsidiary of HGI. Prior to becoming President of HGI, Mr. Asali was a Managing Director and Head of Global Strategy of Harbinger Capital Partners LLC (“Harbinger Capital”), an affiliate of HGI. Prior to joining Harbinger Capital in 2009, Mr. Asali was the co-head of Goldman Sachs Hedge Fund Strategies (“Goldman Sachs HFS”) where he helped manage approximately $25 billion of capital allocated to external managers. Mr. Asali also served as co-chair of the Investment Committee at Goldman Sachs HFS. Before joining Goldman Sachs HFS in 2003, Mr. Asali worked in Goldman Sachs’ Investment Banking Division, providing M&A and strategic advisory services to clients in the High Technology Group. Mr. Asali previously worked at Capital Guidance, a boutique private equity firm. Mr. Asali began his career working for a public accounting firm. Mr. Asali received an MBA from Columbia Business School and a B.S. in Accounting from Virginia Tech. None of the companies Mr. Asali worked with before joining Harbinger Capital is an affiliate of the Company. We elected Mr. Asali as a director because of his extensive experience in finance and investments and his relationship with the controlling stockholders of HGI.
Class II Director
Keith M. Hladek, age 38, has served as a director of the Company since October 2009. Mr. Hladek is also a director of HGI since October 2009. He is Chief Financial Officer and Co-Chief Operating Officer of Harbinger Capital. Mr. Hladek is responsible for all accounting and operations of Harbinger Capital affiliated funds (including Harbinger Capital Partners Master Fund I, Ltd. (“Master Fund”), Harbinger Capital Partners Special Situations Fund, L.P. (“Special Situations Fund”) and Global Opportunities Breakaway Ltd. (“Global Fund,” and, collectively, the “Harbinger Parties”) and their management companies, including portfolio accounting, valuation, settlement, custody, and administration of investments. Prior to joining Harbinger Capital in 2009, Mr. Hladek was Controller at Silver Point Capital, L.P., where he was responsible for accounting, operations and valuation for various funds and related financing vehicles. Prior to joining Silver Point Capital, L.P., Mr. Hladek was the Assistant Controller at GoldenTree Asset Management and a fund accountant at Oak Hill Capital Management. Mr. Hladek started his career in public accounting and received his Bachelor of Science in Accounting from Binghamton University. He is a Certified Public Accountant in New York. None of the companies Mr. Hladek worked with before joining Harbinger Capital is an affiliate of the Company. We elected Mr. Hladek as a director because of his extensive accounting and operations experience and his relationship with the controlling stockholders of HGI.
Class III Director
Philip A. Falcone, age 51, has served as a director, the Chairman of the Board, President and Chief Executive Officer of the Company since July 2009. Mr. Falcone is also a director, the Chairman of the Board and Chief Executive Officer of HGI since July 2009. From July 2009 to July 2011, Mr. Falcone served as the President of HGI. He is Chief Investment Officer and Chief Executive Officer of Harbinger Capital, is Chief Investment Officer of the Harbinger Parties and other Harbinger Capital affiliates. Mr. Falcone co-founded the Master Fund in 2001. Mr. Falcone has over two decades of experience in leveraged finance, distressed debt and special situations. Prior to joining the predecessor of Harbinger Capital, Mr. Falcone served as Head of High Yield trading for Barclays Capital. From 1998 to 2000, he managed the Barclays High Yield and Distressed trading operations. Mr. Falcone held a similar position with Gleacher Natwest, Inc., from 1997 to 1998. Mr. Falcone began his career in 1985, trading high yield and distressed securities at Kidder, Peabody & Co. Mr. Falcone received an A.B. in Economics from Harvard University. None of the companies Mr. Falcone worked with before co-founding the Harbinger Capital affiliated funds is an affiliate of the Company. For information regarding certain legal proceedings involving

Mr. Falcone, see Part I, Item 1A. of this report “Risk Factors- We are dependent on certain key personnel and our affiliation with our Principal Stockholder and Harbinger Capital; our Principal Stockholder, Harbinger Capital and its affiliates will exercise significant influence over us and our business activities; and business activities, legal matters and other matters that affect our Principal Stockholder and Harbinger Capital and certain key personnel could adversely affect our ability to execute our business strategy.” We elected Mr. Falcone as a director because of his extensive investment experience and his controlling relationship with the controlling stockholders of HGI.
EXECUTIVE OFFICERS
The following sets forth certain information with respect to the executive officers of the Company, as of the date of this report. All officers of the Company serve at the pleasure of the Company’s Board and until their successors are elected and qualified.

Name	Age	Position
Philip A. Falcone	51	Chairman of the Board, President and Chief Executive Officer
Thomas A. Williams	54	Executive Vice President and Chief Financial Officer
Michael Sena	41	Vice President and Chief Accounting Officer
Philip A. Falcone, see “Information about the Directors — Class III Director”, above.
Thomas A. Williams, age 54, has been the Executive Vice President and Chief Financial Officer of Zap.Com since March 2012. Mr. Williams also serves as the Executive Vice President and Chief Financial Officer of HGI, a position he has held since March 2012. Mr. Williams is also a director of Front Street Re Ltd. (Cayman Islands), a director of HGI Asset Management Holdings, a director of FS Holdco II, Ltd. (Delaware), a director of Fidelity & Guaranty Life and a member of its audit committee. Prior to joining HGI, Mr. Williams was President, Chief Executive Officer and a director of RDA Holding Co. and its subsidiary Reader’s Digest Association, Inc. (together, “RDA”) from April 2011 until September 2011. Previously, Mr. Williams was RDA’s Chief Financial Officer from February 2009 until April 2011 where his primary focus was on developing business restructuring plans for the company. RDA later filed for bankruptcy protection in February 2013. Prior to joining RDA, Mr. Williams served as Executive Vice President and Chief Financial Officer for Affinion Group Holdings, Inc., a portfolio company of Apollo Management, L.P., from January 2007 until February 2009 where his primary focus was on growing enterprise value, finance, accounting, treasury, tax, investor relations and SOX compliance. Previously, Mr. Williams spent more than 21 years with AT&T, Inc., where he held a progression of senior financial and officer positions including Chief Financial Officer , AT&T Networks; Chief Financial Officer, AT&T Global Network Technology Services; Chief Financial Officer, AT&T Laboratories; and AT&T Chief Process Officer. Mr. Williams started at AT&T with Bell Laboratories in June 1985. Prior to his tenure at AT&T, Mr. Williams was International Controller of McLean Industries Inc. from 1984 to 1985, Industry Analyst of Interpool Ltd. from 1982 to 1984 and Commodity Trading Associate with Bache Halsey Stuart Shields, Inc. from 1981 to 1982. Mr. Williams received a BA in Economics from the University of South Florida. None of the companies Mr. Williams worked with before joining HGI is an affiliate of Zap.Com.
Michael Sena, age 41, has been the Vice President and Chief Accounting Officer of Zap.com since January 2013. Mr. Sena also serves as the Vice President and Chief Accounting Officer of HGI, a position he has held since November 2012. From January 2009 until November 2012, Mr. Sena held various accounting and financial reporting positions with the Reader’s Digest Association Inc., last serving as Vice President and North American Controller. Before joining the Reader’s Digest Association, Mr. Sena served as Director of Reporting and Business Processes for Barr Pharmaceuticals from July 2007 until January 2009. Prior to that Mr. Sena held various positions with PricewaterhouseCoopers. Mr. Sena is a Certified Public Accountant and holds a B.S. in Accounting from Syracuse University. None of the companies Mr. Sena worked with before joining HGI is an affiliate of Zap.com.
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
Meetings of the Board
During 2013 the Board met four times and acted by written consent four times. A majority of the stockholders of the Company took action by written consent in lieu of holding an annual meeting of stockholders in 2013.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our directors and executive officers, and persons who own more than 10% of our Common Stock, to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, officers and greater than 10% stockholders are required by the SEC’s regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, and based solely upon a review of the copies of such forms furnished to us and written representations that no other reports were required, we believe that, during 2013, all other such filings required to be made by such persons were timely made in accordance with the requirements of the Exchange Act.

Item 11.	Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Our Board does not presently maintain a compensation committee because we do not pay any compensation to our senior executives or directors. Our “named executive officers” for our 2013 fiscal year were (i) Chairman of the Board, President and Chief Executive Officer, Philip A. Falcone, (ii) Executive Vice President and Chief Financial Officer, Thomas A. Williams, and (iii) Vice President and Chief Accounting Officer, Michael Sena. Our named executive officers did not receive any salary or bonus from Zap.Com and devoted a significant portion of their business time to HGI, where they held similar offices during HGI’s 2013 fiscal year. These officers, however, devoted such time to Zap.Com’s affairs as was required to perform their duties to Zap.Com. Zap.Com does not provide its employees with any post-termination benefits and does not have any employment agreements.
Because no compensation was paid and no awards were granted under the Zap.Com 1999 Long-Term Incentive Plan (the “1999 Incentive Plan”) to our named executive officers during the 2013 fiscal year, the Board did not give consideration to any objectives of our compensation program nor give consideration regarding what our compensation program is designed to reward.
Summary Compensation Table
The following table sets forth the compensation received by our named executive officers during the fiscal years ended December 31, 2013, 2012 and 2011:

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Philip A. Falcone, Chairman of the Board, President and Chief Executive Officer	2013	—	(1)	—	—	—	—	—	—	—
	2012	—	(1)	—	—	—	—	—	—	—
	2011	—	(1)	—	—	—	—	—	—	—
Thomas A. Williams, Executive Vice President and Chief Financial Officer	2013	—	(2)	—	—	—	—	—	—	—
	2012	—	(2)	—	—	—	—	—	—	—
	2011	—	(2)	—	—	—	—	—	—	—
Michael Sena, Vice President and Chief Accounting Officer	2013	—	(3)	—	—	—	—	—	—	—
	2012	—	(3)	—	—	—	—	—	—	—
	2011	—	(3)	—	—	—	—	—	—	—
Richard H. Hagerup, Former Interim Chief Accounting Officer	2013	—	(4)	—	—	—	—	—	—	—
	2012	—	(4)	—	—	—	—	—	—	—
	2011	—	(4)	—	—	—	—	—	—	—
Francis T. McCarron, Former Executive Vice President and Chief Financial Officer	2013	—	(5)	—	—	—	—	—	—	—
	2012	—	(5)	—	—	—	—	—	—	—
	2011	—	(5)	—	—	—	—	—	—	—

(1)
During the periods presented, Mr. Falcone was an affiliate of the Harbinger Parties and did not receive any compensation for his services as our Chairman of the Board, President and Chief Executive Officer.

(2)
In 2013 and from March 2012 through December 2012, Mr. Williams served as the Executive Vice President and Chief Financial Officer of Zap.Com. In 2013, Zap.Com recognized $2,900 as contributed capital from HGI for Mr. William's annual salary under its shared services agreement with HGI. In 2012, Zap.Com recognized $3,750 as contributed capital from HGI for a pro-rata portion of Mr. Williams annual salary.

(3)
In 2013, Mr. Sena served as the Vice President and Chief Accounting Officer of Zap.Com. In 2013, Zap.Com recognized $6,200 as contributed capital from HGI for Mr. Sena's annual salary under its shared services agreement with HGI.

(4)
For the 2012 and 2011 periods presented, Mr. Hagerup was the Interim Chief Accounting Officer of HGI and Zap.Com. In 2012 and 2011, Zap.Com recognized $2,400 and $4,800, respectively, as contributed capital from Mr. Hagerup’s annual salary under its shared services agreement with HGI.

(5)
For 2011 and for a portion of the 2012 period, Mr. McCarron served as Executive Vice President and Chief Financial Officer of HGI and Zap.Com. In 2012, Zap.Com recognized $1,250 as contributed capital from HGI for a pro-rata portion of Mr. McCarron’s annual salary under its shared services agreement with HGI. In 2011, Zap.Com recognized $5,000 as contributed capital from HGI for Mr. McCarron’s annual salary under its shared services agreement with HGI.

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
The Board, or to the extent ever formed, the compensation committee (both of which are referred to below as the “committee”), may make awards under the 1999 Incentive Plan from among those eligible persons who hold positions of responsibility and whose performance, in the judgment of the committee, has a significant effect on the Company’s success. Under the 1999 Incentive Plan, 3,000,000 shares of Common Stock are available for awards. The 1999 Incentive Plan provides for the grant of any or all of the following types of awards: stock options, stock appreciation rights, stock awards, cash awards, or other rights or interests. Stock options may be incentive stock options that comply with Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”). Future allocation of awards under the 1999 Incentive Plan is not currently determinable as the allocation is dependent upon future decisions to be made by the committee in its sole discretion, and the applicable provisions of the 1999 Incentive Plan.
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
Grant of Plan-Based Awards
None of our named executive officers were granted any Zap.Com plan-based awards in the fiscal year ending December 31, 2013.
Outstanding Equity Awards at Fiscal Year-End
Our named executive officers did not hold any outstanding equity awards at December 31, 2013.

Option Exercises and Stock Vested
None of our named executive officers exercised any stock options in the fiscal year ending December 31, 2013.
Pension Benefits
Zap.Com does not maintain any pension benefits, and therefore none of our named executive officers received any pension benefits from the Company in 2013.

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
Director Compensation
Each director who is not an employee of Zap.Com, the Principal Stockholder or the Harbinger Parties may be compensated for serving as a director at a set dollar amount to be determined by the Board. In addition, each new non-employee director may, upon joining the Board, be granted options under the 1999 Incentive Plan to purchase shares of Zap.Com common stock at the fair market value for the shares at the time of grant. The Board will determine the number and terms of the options to be granted to the new director. All of our directors are employees of Zap.Com, the Principal Stockholder or the Harbinger Parties and, therefore, did not receive any compensation in their capacity as directors of Zap.Com for 2013.
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
Compensation Committee Interlocks and Insider Participation
As stated above, we do not have a compensation committee and the Board will determine any compensation decisions that may arise in the future. In the fiscal year 2013, the Board did not deliberate on executive officer compensation because we did not pay our executive officers. Philip A. Falcone, our President and Chief Executive Officer was a member of the board of directors of HGI in the fiscal year 2013. During the fiscal year 2013, the board of directors of HGI was responsible for determining the compensation of the executive officers of HGI.
During Fiscal 2013, Messrs. Falcone and Asali served as directors and executive officers of HGI and Messrs. Williams and Sena served as executive officers of HGI. Mr. Asali is also a director of Spectrum Brands. In general, certain of our directors and executive officers who are currently or were formerly employed by Harbinger Capital may serve as directors or executive officers of other entities affiliated with Harbinger Capital from time to time.

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
The following table indicates the number of shares of our Common Stock owned beneficially as of March 25, 2014 by:

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
The following calculations are based upon the shares of our Common Stock issued and outstanding on March 25, 2014 plus the number of such shares of our Common Stock outstanding pursuant to SEC Rule 13d-3(d)(1). Shares of the our Common Stock subject to options exercisable within 60 days of March 25, 2014 are deemed outstanding for purposes of computing the percentage of the person holding such option but are not deemed outstanding for computing the percentage of any other person.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Harbinger Group Inc.(1)	48,972,258	97.9%
Philip A. Falcone(2)	49,730,905	99.5%
Keith Hladek(3)	—	—
Omar M. Asali(4)	—	—
Thomas A. Williams(4)	—	—
Richard H. Hagerup(4)	—	—
Michael Sena(4)	—	—
All directors and executive officers of the Company as a group (6 persons)	49,730,905	99.5%

(1)
HGI’s address is 450 Park Avenue, 30th Floor, New York, NY 10022. As a result of this ownership, HGI may be deemed to control Zap.Com. The Harbinger Parties own beneficially and of record 34.9% of HGI’s outstanding common stock and, by virtue of that ownership, the Harbinger Parties may be deemed to control HGI and, therefore, may be deemed to beneficially own the Zap.Com securities held by HGI.

(2)
Philip A. Falcone and the Harbinger Parties may be deemed to indirectly beneficially own 49,730,905 shares of our Common Stock, constituting approximately 99.5% of our outstanding Common Stock, and has shared voting and dispositive power as to the 49,730,905 shares. Of this total, 758,647 shares of our Common Stock are directly owned by Philip Falcone and the Harbinger Parties and 48,972,258 shares of our Common Stock are indirectly beneficially owned by Philip Falcone and the Harbinger Parties through their ownership interests in HGI, which holds 97.9% of our outstanding capital stock. Mr. Falcone disclaims beneficial ownership of the 49,730,905 shares of our common stock, except with respect to his pecuniary interest therein. Mr. Falcone’s address is c/o Harbinger Capital Partners LLC, 450 Park Avenue, 30th Floor, New York, New York 10022.

(3)	The address of Mr. Hladek is c/o Harbinger Capital Partners LLC, 450 Park Avenue, 30th Floor, New York, New York 10022.

(4)	The address of Messrs. Williams, Asali, Sena and Hagerup is c/o Harbinger Group Inc., 450 Park Avenue, 30th Floor, New York, NY 10022.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
RELATED PARTY TRANSACTIONS
Our Board has adopted a Statement of Policy with Respect to Related Party Transactions (the “Related Party Transactions Policy”). A “Related Party Transaction” is defined in the Related Party Transactions Policy as any financial transaction or any series of similar transactions in which we are a participant and in which a related person (i.e., a director, officer, beneficial owner of more than 5% of any class of our capital stock or a family member or controlling or controlled entity of the foregoing persons) has a direct or indirect interest, other than: (i) our payment of compensation to a related person for the related person’s service in the capacity that give rise to the person’s status as a “related person”; (ii) transactions available to all of our employees or all of our stockholders on the same terms; and (iii) transactions which, when aggregated with the amount of all other transactions between us and the related person, involve in a fiscal year the lesser of (a) $100,000 or (b) 1% of the average of our total assets at year-end for the last two completed fiscal years. Pursuant to the Related Party Transaction Policy, the Related Party Transaction proposed to be entered into must be reported to our Board for review. In reviewing and determining whether to approve a proposed Related Party Transaction presented to our Board, the disinterested members of our Board will analyze such factors as they deem appropriate. We may only enter into a Related Party Transaction upon approval by our Board. Our Board may delegate its authority to review and approve Related Party Transactions to the Audit Committee, if any, a special committee or other committee of the Board.
The Company’s only Related Party Transactions are its service relationship with HGI and a registration rights agreement. Since its inception, Zap.Com has utilized the services of HGI’s management and staff under a shared services agreement that allocated these costs on a percentage of time basis. HGI has waived its rights under the shared services agreement to be reimbursed for these expenses through December 31, 2013. For the years ended December 31, 2013 and 2012, approximately $37,133 and $36,779, respectively, was recorded as contributed capital for these services.
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
In this context, the Board has reviewed and discussed with management and KPMG the audited financial statements for the fiscal year ended December 31, 2013. The Board has discussed with KPMG the matters that are required to be discussed by Statement on Auditing Standards No. 61, as amended (Communication With Audit Committees). In addition, KPMG has provided the Board with the written disclosures and the letter required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Board concerning independence and the Board has discussed with KPMG their firm’s independence. The Board has concluded that KPMG’s provision of audit and non-audit services to the Company is compatible with KPMG’s independence.
In reliance on the reviews and discussions referred to above, the Board recommended that the audited financial statements for the fiscal year ended December 31, 2013 be included in this Annual Report on Form 10-K. The Board also recommended that KPMG be appointed as our independent registered public accounting firm for Fiscal 2013.
THE BOARD OF DIRECTORS
Philip A. Falcone, Chairman
Omar M. Asali
Keith M. Hladek

AUDITORS’ FEES
The Board engaged the independent registered public accounting firm of KPMG to audit the Company’s financial statements for the Company’s fiscal years ending December 31, 2013 and 2012. Audit fees include amounts for the audit of the Company’s annual financial statements and the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, including services related thereto such as tax services, attest services and consents.

Our Board is responsible for pre-approving all audit and permissible non-audit services provided by our independent registered public accounting firms, including KPMG, the Company’s current registered independent public accounting firm. In 2013 and 2012, the Company did not engage KPMG to provide any non-audit services. The Board expects that any pre-approval would generally be provided for up to one year and any pre-approval will be detailed as to the particular service or category of services and will generally be subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the Board regarding the extent of services provided by the registered independent public accountants in accordance with this pre-approval and the fees for the services performed to date. The Board may also pre-approve particular services on a case-by-case basis.
The following table sets forth the professional fees we paid to our independent registered public accounting firm for professional services rendered for the fiscal years 2013 and 2012:

	Years Ended December 31,
	2013	2012
Audit fees	$45,000	$40,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$45,000	$40,000
PART IV

Item 15.	Exhibits, Financial Statements and Schedules
(a) List of Documents Filed:

(1)	Financial Statements
See Index to Financial Statements on Page F-1 following this Part IV.

(2)	Financial Statement Schedules
All schedules have been omitted since they are either not applicable or the information is contained within the accompanying financial statements.

(b) Exhibits:

Exhibit No.	Description of Exhibits

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

ZAP.COM CORPORATION (Registrant)

March 31, 2014	By:	/s/ THOMAS A. WILLIAMS
(Thomas A. Williams)
Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PHILIP A. FALCONE (Philip A. Falcone)	President and Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	March 31, 2014

/s/ THOMAS A. WILLIAMS (Thomas A. Williams)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2014

/s/ MICHAEL SENA (Michael Sena)	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 31, 2014

/s/ OMAR M. ASALI (Omar M. Asali)	Director	March 31, 2014

/s/ KEITH M. HLADEK (Keith Hladek)	Director	March 31, 2014

ZAP.COM CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Zap.Com Corporation:
We have audited the accompanying balance sheets of Zap.Com Corporation (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
New York, New York
March 31, 2014

ZAP.COM CORPORATION
BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS:
Current assets:
Cash and cash equivalents	$825,291	$972,510
Total assets	$825,291	$972,510

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accrued liabilities	$4,750	$20,158
Total liabilities	4,750	20,158
Commitments and contingencies (Note 5)
Stockholders’ equity (Note 4):
Preferred stock, $0.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value, 1,500,000,000 shares authorized; 50,004,474 shares issued and outstanding	50,004	50,004
Additional paid in capital	11,045,983	11,008,850
Accumulated deficit	(10,275,446)	(10,106,502)
Total stockholders’ equity	820,541	952,352
Total liabilities and stockholders’ equity	$825,291	$972,510
See accompanying notes to financial statements.

ZAP.COM CORPORATION
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2012	2011
Revenues	$—	$—	$—
Cost of revenues	—	—	—
Gross profit	—	—	—
Operating expenses:
General and administrative (Note 6)	168,944	232,910	179,171
Total operating expenses	168,944	232,910	179,171
Operating loss	(168,944)	(232,910)	(179,171)
Interest income	—	833	1,075
Loss before income taxes	(168,944)	(232,077)	(178,096)
Income taxes (Note 3)	—	—	—
Net loss	$(168,944)	$(232,077)	$(178,096)
Net loss per share — basic and diluted (Note 2)	$—	$—	$—
Weighted average common shares outstanding	50,004,474	50,004,474	50,004,474
See accompanying notes to financial statements.

ZAP.COM CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2010	50,004,474	$50,004	$10,941,471	$(9,696,329)	$1,295,146
Contributed capital from
Harbinger Group Inc. for unreimbursed management services and rent (Note 6)	—	—	30,600	—	30,600
Net loss	—	—	—	(178,096)	(178,096)
Balance, December 31, 2011	50,004,474	50,004	10,972,071	(9,874,425)	1,147,650
Contributed capital from
Harbinger Group Inc. for unreimbursed management services and rent (Note 6)	—	—	36,779	—	36,779
Net loss	—	—	—	(232,077)	(232,077)
Balance, December 31, 2012	50,004,474	50,004	11,008,850	(10,106,502)	952,352
Contributed capital from
Harbinger Group Inc. for unreimbursed management services and rent (Note 6)	—	—	37,133	—	37,133
Net loss	—	—	—	(168,944)	(168,944)
Balance, December 31, 2013	50,004,474	$50,004	$11,045,983	$(10,275,446)	$820,541
See accompanying notes to financial statements.

ZAP.COM CORPORATION
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(168,944)	$(232,077)	$(178,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed capital from Harbinger Group Inc. for unreimbursed management services and rent	37,133	36,779	30,600
Changes in operating assets and liabilities:
Interest receivable	—	700	(525)
Accounts payable	—	(488)	(398)
Accrued liabilities	(15,408)	15,280	4,878
Net change in cash due to operating activities	(147,219)	(179,806)	(143,541)
Cash flows from investing activities:
Purchase of investment	—	—	(748,941)
Maturity of investment	—	748,941	749,450
Net change in cash due to investing activities	—	748,941	509
Net change in cash and cash equivalents	(147,219)	569,135	(143,032)
Cash and cash equivalents at beginning of year	972,510	403,375	546,407
Cash and cash equivalents at end of year	$825,291	$972,510	$403,375
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

Note 2. Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results reported in future periods could differ from these estimates. The Company’s significant estimates relate to the valuation allowance for its deferred income tax assets (see Note 3).
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
Income Taxes
The Company recognizes deferred income tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax-reporting bases of assets and liabilities, and net operating loss and tax credit carryforwards for tax purposes. The Company is included in its Principal Stockholder’s consolidated U.S. Federal income tax return. The Company’s income tax provision is calculated under the separate return method and allocated to the Company based on its stand-alone contribution of taxable income/loss to consolidated taxable income.
A valuation allowance is provided to reduce deferred income tax assets to a level which, more likely than not, will be realized. Primary factors considered by management to determine the amount of the valuation allowance include the estimated taxable income in for future years and the limitations on the use of such carryforwards and their expiration dates.
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

Note 3. Income Taxes
As a result of a full valuation allowance provided against deferred tax assets on net operating loss carryforwards, the Company has no resulting income tax benefits for the years ended December 31, 2013, 2012 and 2011. The components of the Company’s deferred income tax assets and associated valuation allowance at December 31, 2013 and December 31, 2012 are as follows:

	Years Ended December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$279,960	$280,569
Total deferred tax assets	279,960	280,569
Less: valuation allowance	(279,960)	(280,569)
Net deferred income taxes	$—	$—
The Company believes sufficient uncertainty exists regarding the realizability of its deferred tax assets such that a full valuation allowance is required. As of December 31, 2013, the Company had approximately $800,000 of net operating loss carryforwards which will expire beginning in 2029. In the event there is another change of control in the ownership of the Company, as defined by the IRC, the annual utilization of the net operating losses could be further limited.
The Company did not have any unrecognized tax benefits related to uncertain tax positions as of December 31, 2013 or 2012. Future amounts of accrued interest and penalties, if any, related to uncertain tax positions would be recorded as a component of income tax expense. The Company does not expect that the amount of unrecognized tax benefits will change significantly in the next twelve months.
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
Note 4. Stock Options and Stock Issuance Plans
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
Under the 1999 Plan, 3,000,000 shares of common stock are available for awards. As of December 31, 2013, there were 3,000,000 shares available for grant under the 1999 Plan. The 1999 Plan provides for the grant of any or all of the following types of awards: stock options, stock appreciation rights, stock awards, cash awards, or other rights or interests. Allocations of awards are made by the Company’s board of directors at its sole discretion within the provisions of the 1999 Plan. As of December 31, 2013 and 2012, there were no cash awards or other rights or interests outstanding under the 1999 Plan.
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
At December 31, 2013 and 2012, the Company had no stock-based compensation awards outstanding and, therefore, no unrecognized compensation cost. The Company had no stock-based grants and no options exercised during the years ended December 31, 2013, 2012 and 2011. As a result, there were no stock-based compensation costs recognized in the Company’s statements of operations for the years ended December 31, 2013, 2012 and 2011.
Note 5. Commitments and Contingencies
The Company does not have any commitments or contingencies that it believes may be material to its financial statements.
Note 6. Related Party Transactions
Since its inception, the Company has utilized the services of the management and staff of its Principal Stockholder, under a shared services agreement that allocated these costs on a percentage of time basis. The Company also shares office space with its Principal Stockholder under such agreement. Through December 31, 2013, the Principal Stockholder has waived its rights under the shared services agreement to be reimbursed with cash for these costs, however the Company settled the obligation through a deemed contribution of capital. The Company recorded $37,133, $36,779, and $30,600 as contributed capital for such services for the years ended December 31, 2013, 2012 and 2011, respectively. The Company believes these allocations were made on a reasonable basis; however, they do not necessarily represent the costs that would have been incurred by the Company on a stand-alone basis.
Note 7. Quarterly Financial Information (Unaudited)

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Operating loss	(66,144)	(48,371)	(23,095)	(31,334)
Net loss	(66,144)	(48,371)	(23,095)	(31,334)
Net loss per share (basic and diluted)	—	—	—	—
	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Operating loss	(90,880)	(41,175)	(37,425)	(63,430)
Net loss	(90,616)	(40,920)	(37,176)	(63,365)
Net loss per share (basic and diluted)	—	—	—	—