Form 10-Q
period 2014-09-30
ZAP COM CORP
filed 2014-10-22
CIK 1083243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒    or    ☐
There were 50,004,474 shares of the registrant’s common stock outstanding as of October 20, 2014, $0.001 par value.

ZAP.COM CORPORATION

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

ZAP.COM CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$760,294	$825,291
Total assets	$760,294	$825,291
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Payable to affiliate	$20,100	$4,750
Total liabilities	20,100	4,750
Commitments and contingencies
Stockholders’ equity:
Common stock	50,004	50,004
Additional paid in capital	11,076,904	11,045,983
Accumulated deficit	(10,386,714)	(10,275,446)
Total stockholders’ equity	740,194	820,541
Total liabilities and stockholders’ equity	$760,294	$825,291

See accompanying notes to condensed financial statements.

ZAP.COM CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	—
Gross profit	—	—	—	—
Operating expenses:
General and administrative	27,136	23,095	111,268	137,610
Total operating expenses	27,136	23,095	111,268	137,610
Loss before income taxes	(27,136)	(23,095)	(111,268)	(137,610)
Benefit from income taxes	—	—	—	—
Net loss	$(27,136)	$(23,095)	$(111,268)	$(137,610)
Net loss per common share:
Basic	$—	$—	$—	$—
Diluted	$—	$—	$—	$—
Weighted average common shares outstanding	50,004,474	50,004,474	50,004,474	50,004,474
See accompanying notes to condensed financial statements.

ZAP.COM CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2014	2013
	(Unaudited)
Cash flows from operating activities:
Net loss	$(111,268)	$(137,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed capital from Harbinger Group Inc. for unreimbursed management services	30,921	27,905
Changes in operating assets and liabilities:
Payable to affiliate	15,350	(15,729)
Net cash used in operating activities	(64,997)	(125,434)
Net decrease in cash and cash equivalents	(64,997)	(125,434)
Cash and cash equivalents at beginning of period	825,291	972,510
Cash and cash equivalents at end of period	$760,294	$847,076
See accompanying notes to condensed financial statements.

ZAP.COM CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
The unaudited condensed financial statements included herein have been prepared by Zap.Com Corporation (“Zap.Com” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 31, 2014. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2014.

Note 2. Related Party Transactions
Since its inception, the Company has utilized the services of the management and staff of Harbinger Group Inc. (the Company’s “Principal Stockholder”), under a shared services agreement that allocated these costs on a percentage of time basis. The Company also shares office space with its Principal Stockholder under such agreement. Through September 30, 2014, the Principal Stockholder has waived its rights under the shared services agreement to be reimbursed for these costs. The Company recorded approximately $9,897 and $9,516 as contributed capital for such services for the three months ended September 30, 2014 and 2013, respectively and approximately $30,921 and $27,905 for the nine months ended September 30, 2014 and 2013, respectively. The Company believes these allocations were made on a reasonable basis; however, they do not necessarily represent the costs that would have been incurred by the Company on a stand-alone basis.
During the year, the Company’s Principal Stockholder paid certain filing related expenses on behalf of the company. The payable to affiliate for such expenses at September 30, 2014 and December 31, 2013 was $20,100 and $4,750, respectively.

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
Results of Operations
For the three and nine months ended September 30, 2014 and 2013, our operations consisted of the following:
Revenues. We had no revenues for the three and nine months ended September 30, 2014 and 2013, and we do not presently have any revenue-generating business.
Cost of Revenues. We had no cost of revenues for the three and nine months ended September 30, 2014 and 2013.
General and Administrative Expenses. General and administrative expenses consist primarily of legal and accounting professional services, printing and filing costs, expenses allocated for services by our Principal Stockholder under a shared services agreement, and various other costs. General and administrative expenses increased by $4,041 to $27,136 for the three months ended September 30, 2014 from $23,095 for the three months ended September 30, 2013. General and administrative expenses decreased by $26,342 to $111,268 for the nine months ended September 30, 2014 from $137,610 for the nine months ended September 30, 2013. This decrease in general and administrative expenses was principally due to decreased legal expenditures and professional fees incurred for outside services relating to SEC filings during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Liquidity and Capital Resources
We have not generated any significant revenue since our inception. As a result, our primary source of liquidity has been from our initial capitalization and, to a lesser extent, the interest income generated on our cash equivalents. As we limit our investments principally to cash and cash equivalents, we do not expect to earn significant interest income in the near term. At September 30, 2014, our cash and cash equivalents were $760,294.
Since our inception, we have utilized services of the management and staff and occupied office space of our Principal Stockholder under a shared services agreement that allocated these costs. Through September 30, 2014, our Principal Stockholder has waived its rights under the shared services agreement to be reimbursed these costs. For the nine months ended September 30, 2014 and 2013, we recorded approximately $30,921 and $27,905, respectively, as contributed capital for these services.
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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements at September 30, 2014 that have or are reasonably likely to have a current or future material effect on our financial position, results of operations or cash flows.
Summary of Cash Flows
Cash used in operating activities was $64,997 for the nine months ended September 30, 2014 compared to $125,434 for the nine months ended September 30, 2013. The decrease in cash used in operating activities was primarily due to lower overall expenditures in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 as well as timing of payments of accrued liabilities.

We had no cash flows from financing or investing activities for the nine months ended September 30, 2014 and 2013.
Recent Accounting Pronouncements Not Yet Adopted
As of the date of this report, there are no recent accounting pronouncements that have not yet been adopted that we believe would have a material impact on our financial statements.
Critical Accounting Policies and Estimates
As of September 30, 2014, our critical accounting policies and estimates have not changed materially from those set forth in our 2013 Form 10-K.
Contractual Obligations
We do not have any long-term debt obligations, capital leases obligations, operating lease obligations or purchase obligations at September 30, 2014.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We do not have any market risk exposure to changes in interest rates, foreign currency exchange rates, equity prices or commodity prices at September 30, 2014. We had no outstanding derivative instruments or long-term debt at September 30, 2014.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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

Changes in Internal Controls Over Financial Reporting
An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2014. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Some of the above-mentioned factors are described in further detail in the section entitled “Risk Factors” set forth in our Form 10-K. You should assume the information appearing in this report is accurate only as of September 30, 2014 or as otherwise specified herein, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the U.S. and the rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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

ZAP.COM CORPORATION
(Registrant)

Dated:	October 22, 2014	By:	/s/ THOMAS A. WILLIAMS

Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)