Form 10-K
period 2014-12-31
ZAP COM CORP
filed 2015-03-20
CIK 1083243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-27729

  Zap.Com Corporation
(Exact name of registrant as specified in its charter)

Nevada	76-0571159
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

450 Park Avenue, 29th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒    or    ☐
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,155,103. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, corporate officers and holders of 10% or more of the Company’s common stock.
There were 50,004,474 shares of the registrant’s common stock outstanding as of March 16, 2015, $0.001 par value.

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
Important factors that could affect our future results include, without limitation, the following:

•	The impact of our limited assets and no source of revenue;

•	The possibility that we might dispose of our assets and/or liquidate our operations;

•	The controlling effect of HRG Group, Inc. (formerly known as "Harbinger Group Inc.") (our “Principal Stockholder” or “HRG”) whose interests may conflict with interests of our other stockholders;

•	The impact of a determination that we are an investment company;

•	The impact of not, or not being able to, identify or successfully complete any business combination, acquisition or similar transaction;

•	The impact of our not selecting a specific industry or industries in which to acquire or develop a business;

•	The impact of insubstantial disclosure relating to prospective new businesses;

•	The impact of the structure of an acquisition or business combination on our stockholders;

•	The impact of management devoting insignificant time to our activities;

•	The impact of significant competition for acquisition candidates;

•	The impact of our categorization as a “shell company” as that term is used in the rules and regulations of the Securities and Exchange Commission’s (the “SEC”);

•	The effect of a limited public market for our common stock on the trading activity and market value of our stock;

•	The potential liabilities from being a member of our Principal Stockholder’s consolidated tax group;

•	The effect of our intention not to pay any cash dividends on our common stock;

•	The effect of the anti-takeover provisions in our corporate documents on the market price of our common stock;

•	The effect of a substantial amount of our common stock being eligible for sale into the market on our stock price; and

•	The impact of delays or difficulty in satisfying the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 or negative reports concerning our internal controls.
Some of the above-mentioned factors are described in further detail in the section entitled “Risk Factors” set forth below. You should assume the information appearing in this Form 10-K is accurate only as of December 31, 2014 or as otherwise specified herein, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the U.S. and the rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Item 1.	Business
General
The Company was incorporated in Nevada in 1999 for the purpose of creating and operating a global network of independently owned web sites. HRG, our Principal Stockholder, owns approximately 97.9% of our outstanding common stock. Currently, we have no business operations, other than complying with our reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may search for assets or businesses to acquire so that we may in the future become an operating company, or we may sell assets and/or liquidate our operations.
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
We have adopted a Code of Ethics and Business Conduct that applies to all of our directors and key employees, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. We will provide without charge, upon request, a copy of the Code of Ethics and Business Conduct. Anyone wishing to obtain a copy should write to Zap.Com Corporation, Investor Relations, 450 Park Avenue, 29th Floor, New York, New York 10022.
Financial Information about Industry Segments
We follow the accounting guidance which establishes standards for the way companies report information about operating segments in annual financial statements and for related disclosures about products and services, geographic areas and major customers. We have determined that we do not have any separately reportable operating segments.
Employees
At December 31, 2014, we employed three executive personnel. These employees are also employees of our Principal Stockholder and do not receive a salary or bonus from the Company. In the normal course of business, we use contract personnel to supplement our employee base to meet our business needs. We believe that our employee relations are generally satisfactory.

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
As of March 16, 2015, our Principal Stockholder owns approximately 97.9% of our outstanding common stock. As a result, the directors and officers of our Principal Stockholder, are able to control the outcome of substantially all matters submitted to our stockholders for approval, including the election of directors and any proposed merger, liquidation, transfer or encumbrance of a substantial portion of our assets, or amendment to our charter to change our authorized capitalization.
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
We are dependent on certain key personnel and our affiliation with our Principal Stockholder; our Principal Stockholder and its affiliates will exercise significant influence over us and our business activities; and business activities, legal matters and other matters that affect our Principal Stockholder and certain key personnel could adversely affect our ability to execute our business strategy.
We are dependent upon the skills, experience and efforts of Omar M. Asali, who serves as the Chairman of our Board of Directors, Chief Executive Officer and President, as well as Thomas A. Williams, who serves as our Chief Financial Officer, Executive Vice President and as a director. As a result of their positions with our Company, Messrs. Asali and Williams have significant influence over our business strategy and make most of the significant policy and managerial decisions of our Company. The loss of Mr. Asali, Mr. Williams, or other key personnel, if any, could have a material adverse effect on our business or operating results.
In addition, Mr. Asali's, Mr. Williams', and HRG’s reputation and access to acquisition candidates is important to our strategy of identifying acquisition opportunities. While Messrs. Asali and Williams may devote a portion of their time to our business, they are not required to commit their full time to our affairs and will allocate their time between our operations and their other commitments in their discretion.
If Mr. Asali’s, Mr. Williams’, or HRG’s other business interests or legal matters require them to devote more substantial amounts of time to those businesses or legal matters, it could limit their ability to devote time to our affairs and could have a negative effect on our ability to execute our business strategy.
Our officers are also officers of our Principal Stockholder and our officers and our Principal Stockholder may have conflicts of interest.
Although we have not identified any potential acquisition targets or new business opportunities, the possibility exists that we could acquire or merge with a business or company in which our executive officers, directors or their affiliates, including the Principal Stockholder, may have an ownership interest. A transaction of this nature would present a conflict of interest for those parties with a managerial position and/or an ownership interest in both the Company and the acquired entity. An independent appraisal of the acquired company may or may not be obtained in the event a related party transaction is contemplated. Moreover, our Principal Stockholder is also currently seeking potential acquisition candidates and new business opportunities. Our executive officers could identify a potential acquisition target or business opportunity that is suitable for us as well as for our Principal Stockholder, thereby creating a conflict of interest for our officers in determining which entity the potential acquisition candidate or business opportunity should be presented.

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
Sales of a substantial number of shares of our common stock in the future could cause the market price of our common stock to decline. As of the date of this report, we have outstanding 50,004,474 shares of common stock, of which our Principal Stockholder owns 48,972,258 shares, with the remainder owned by other stockholders. Additionally, we have 3,000,000 shares of common stock reserved for issuance under our 1999 Long-Term Incentive Plan. As of March 16, 2015, we had no stock options outstanding and 3,000,000 shares available for issuance under the plan.
All of our shares distributed to stockholders on November 12, 1999 are freely tradable without restriction or further registration under the Federal securities laws unless acquired by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. All of the shares held by our Principal Stockholder are “control securities” under the Securities Act and are subject to restrictions on resale. All of the shares held by the Principal Stockholder that were purchased on July 9, 2009 are “control securities” under the Securities Act and are subject to restrictions on resale.
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
The following table presents quarterly high and low bid and sale prices for the Company’s common stock reported by the OTCQB and its predecessor market for the three months ended:

	Bid Information(a)		Sales Price(a)
	High Bid	Low Bid	High Price	Low Price
12/31/2014	$1.30	$0.15	$2.00	$0.55
9/30/2014	1.25	0.65	2.00	0.90
6/30/2014	1.10	0.45	1.35	0.70
3/31/2014	1.00	0.55	1.29	0.55
12/31/2013	0.55	0.03	1.05	0.03
9/30/2013	0.33	0.03	1.00	0.33
6/30/2013	0.16	0.01	0.30	0.01
3/31/2013	0.36	0.03	0.36	0.04

(a)	As reflected in the ZPCM-Zap.Com Corp report of OTCQB and its predecessor market for the years ending December 31, 2014 and 2013.

As of March 16, 2015, there were approximately 1,031 holders of record of our common stock. This number does not include the stockholders for whom shares are held in a “nominee” or “street” name.
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
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of December 31, 2014:

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
Performance Graph
Set forth below is a line-graph presentation comparing the cumulative stockholder return on our common stock against cumulative total returns of the following: (a) the Russell 2000 and (b) a peer group of companies compiled using their SIC Codes and small market capitalizations. The performance graph shows total return on investment for the period beginning December 31, 2009 and ending December 31, 2014.

The Company was not able to identify a published industry or line-of-business index that it thinks is comparable to both the Company’s business and assets and its limited market capitalization. Instead, the Company selected a peer group, in good faith, consisting of the following companies: Navios Maritime Acquisition Corp., Black Diamond Inc., Ameriwest Petroleum Corp., 57th Street General Acquisition Corp. (subsequently re-named Crumbs Bake Shop, Inc.), Motors Liquidation Company, Comdisco Holding Company Inc., Omni Ventures Inc., Arete Industries Inc., National Patent Development Corp. (subsequently re-named Wright Investors Service Holdings, Inc.), Falconridge Oil Technologies Corp. and Fifth Season International Inc. Zap.Com chose these companies because of their SIC Codes and because their market capitalizations are small. The Company believes that this group of companies provides a reasonable basis for comparing total stockholder returns.
The stockholder return shown on the graph above is not necessarily indicative of future performance, and we will not make or endorse any predictions as to future stockholder returns. The graph and related data were furnished by Research Data Group, Inc.

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

	Year Ended December 31,
	2014	2013	2012	2011	2010
Income Statement Data:
Revenues	$—	$—	$—	$—	$—
Operating loss	(154,591)	(168,944)	(232,910)	(179,171)	(146,200)
Interest income	—	—	833	1,075	223
Net loss	(154,591)	(168,944)	(232,077)	(178,096)	(145,977)
Net loss per share-basic and diluted	$—	$—	$—	$—	$—
Weighted average common shares outstanding	50,004,474	50,004,474	50,004,474	50,004,474	50,004,474
Balance Sheet Data (as of year end):
Cash	$748,913	$825,291	$972,510	$403,375	$546,407
Short-term investments	—	—	—	748,941	749,450
Total assets	748,913	825,291	972,510	1,153,016	1,296,032
Total liabilities	43,698	4,750	20,158	5,366	886
Total stockholders’ equity	705,215	820,541	952,352	1,147,650	1,295,146

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
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
Overview
The Company was incorporated in Nevada in 1999 for the purpose of creating and operating a global network of independently owned websites. HRG, our Principal Stockholder, owns approximately 97.9% of our outstanding common stock. Currently, we have no business operations, other than complying with our reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may search for assets or businesses to acquire so that we may in the future become an operating company, or we may sell assets and/or liquidate our operations.
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
Results of Operations
For the years ended December 31, 2014, 2013 and 2012, our operations consisted of the following:
Revenues. We had no revenues for the years ended December 31, 2014, 2013 and 2012, and we do not presently have any revenue-generating business.
Cost of Revenues. We had no cost of revenues for the years ended December 31, 2014, 2013 and 2012.
General and Administrative Expenses. General and administrative expenses consist primarily of legal and accounting professional services, printing and filing costs, expenses allocated for services by our Principal Stockholder under a shared services agreement, and various other costs. General and administrative expenses decreased by $14,353 to $154,591 for the year ended December 31, 2014 from $168,944 for the year ended December 31, 2013. This decrease in general and administrative expenses was primarily due to decreased legal expenditures and professional fees incurred for outside services relating to SEC filings during the year ended December 31, 2014, as compared to the year ended December 31, 2013.
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
Interest income. Interest income was $833 for the year ended December 31, 2012. We had no interest income for the years ended December 31, 2014 and 2013. Our interest income will continue to be negligible while our cash is maintained in bank accounts.
Liquidity and Capital Resources
We have not generated any significant revenue since our inception. As a result, our primary source of liquidity has been from our initial capitalization. At December 31, 2014, our cash balance was $748,913.
Since our inception, we have utilized services of the management and staff and occupied office space of our Principal Stockholder under a shared services agreement that allocated these costs. Our Principal Stockholder has waived its rights under the shared services agreement to be reimbursed these costs through December 31, 2014. For the years ended December 31, 2014, 2013 and 2012, we recorded approximately $39,265, $37,133, and $36,779, respectively, as contributed capital for these services.
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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements at December 31, 2014 that have or are reasonably likely to have a current or future material effect on our financial position, results of operations or cash flows.
Summary of Cash Flows
Cash used in operating activities was $76,378 for the year ended December 31, 2014 compared to $147,219 for the year ended December 31, 2013. The decrease in cash used in operating activities was primarily due to lower overall expenditure as discussed above in the year ended December 31, 2014, as well as timing of payments on outstanding balances due to affiliates during the year ended December 31, 2014 as compared to the year ended December 31, 2013.
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

We had no cash flows related to investing activities for the years ended December 31, 2014 and 2013. Cash provided by investing activities for the year ended December 31, 2012 of $748,941 represents the proceeds received upon maturity of a U.S. Treasury Bill that was classified as held-to-maturity.
We had no cash flows from financing activities for the years ended December 31, 2014, 2013 and 2012.
Recent Accounting Pronouncements Not Yet Adopted
There were no recent accounting pronouncements not yet adopted at December 31, 2014.
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
Valuation allowance for deferred income taxes. We have considered and weighted all evidence, both positive and negative, to determine whether it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. As we do not expect the existence of sufficient taxable income in either the carryback or carryforward period under tax law to utilize the deferred tax assets, a full valuation allowance was recorded against our deferred tax assets, totaling $334,067, as of December 31, 2014.
We also apply the accounting guidance for uncertain tax positions which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides information on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We believe that we had no uncertain tax positions as of December 31, 2014 which would be required to be recognized in our financial statements.
Contractual Obligations
We do not have any long-term debt obligations, capital leases obligations, operating lease obligations or purchase obligations at December 31, 2014.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
We do not have any market risk exposure to changes in interest rates, foreign currency exchange rates, equity prices or commodity prices at December 31, 2014. We had no outstanding investments, derivative instruments or long-term debt at December 31, 2014.

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
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision of the Company’s management, including our Principal Executive Officer and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including our Principal Executive Officer and the CFO, concluded that, as of December 31, 2014, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
The Company’s management, under the supervision of and with the participation of the Principal Executive Officer and the CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992. Based on this assessment, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2014 in accordance with the COSO criteria.
Changes in Internal Controls Over Financial Reporting
An evaluation was performed under the supervision of the Company’s management, including the Principal Executive Officer and the CFO, of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended December 31, 2014. Based on that evaluation, the Company’s management, including the Principal Executive Officer and the CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended December 31, 2014 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
On March 18, 2015, Omar M. Asali, a director of Zap.Com, was appointed as Zap.Com's Chairman of the Board, President and Chief Executive Officer.

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
Class I Director
Omar M. Asali, age 44, has served as President and CEO of Zap.Com since March 2015 and as a director of Zap.Com since June 2011. He has served as a director of HRG since May 2011, as its Acting President since June 2011, as its President effective as of October 2011 and as its Chief Executive Officer since March 2015. Mr. Asali is responsible for overseeing the day-to-day activities of HRG, including M&A activity and overall business strategy for HRG and HRG’s underlying subsidiaries. Mr. Asali has been directly involved in all of HRG’s acquisitions across all sectors, and he is actively involved in HRG’s management and investment activities. Mr. Asali is also the Vice Chairman of the board of Spectrum Brands Holdings, Inc. ("Spectrum Brands"), Chairman of the board of HGI Asset Management Holdings, LLC, a director of Fidelity & Guaranty Life Holdings, Inc., Front Street Re (Cayman), Ltd. and Compass Production GP, LLC each of which is a subsidiary of HRG, and a member of the investment committee of HRG’s Asset Managers. Prior to becoming President of HRG, Mr. Asali was a Managing Director and Head of Global Strategy of Harbinger Capital Partners LLC ("Harbinger Capital"), a significant stockholder of HRG. Prior to joining Harbinger Capital in 2009, Mr. Asali was the co-head of Goldman Sachs Hedge Fund Strategies (“Goldman Sachs HFS”) where he helped manage approximately $25 billion of capital allocated to external managers. Mr. Asali also served as co-chair of the Investment Committee at Goldman Sachs HFS. Before joining Goldman Sachs HFS in 2003, Mr. Asali worked in Goldman Sachs’ Investment Banking Division, providing M&A and strategic advisory services to clients in the High Technology Group. Mr. Asali previously worked at Capital Guidance, a boutique private equity firm. Mr. Asali began his career working for a public accounting firm. Mr. Asali received an MBA from Columbia Business School and a B.S. in Accounting from Virginia Tech. None of the Companies Mr. Asali worked with before joining Harbinger Capital is an affiliate of Zap.Com.
Class II Director
Michael J. Sena, age 42, has been the Vice President and Chief Accounting Officer of Zap.Com since January 2013 and has served as a director of Zap.Com since December 2014. Mr. Sena has also been the Senior Vice President and Chief Accounting Officer of HRG since October 2014 and had previously served as the Vice President and Chief Accounting Officer from November 2012 to October 2014. From January 2009 until November 2012, Mr. Sena held various accounting and financial reporting positions with the Reader’s Digest Association, Inc., last serving as Vice President and North American Controller. Before joining the Reader’s Digest Association, Inc., Mr. Sena served as Director of Reporting and Business Processes for Barr Pharmaceuticals from July 2007 until January 2009. Prior to that, Mr. Sena held various positions with PricewaterhouseCoopers. Mr. Sena is a Certified Public Accountant and holds a B.S. in Accounting from Syracuse University. None of the companies Mr. Sena worked with before joining HRG is an affiliate of Zap.com.
Class III Director
Thomas A. Williams, age 55, has been the Executive Vice President and Chief Financial Officer of Zap.Com since March 2012 and has served as a director of Zap.Com since December 2014. Mr. Williams has also been the Executive Vice President and Chief Financial Officer of HRG, the parent company of Zap.Com since March 2012. Mr. Williams is also a director of Front Street Re (Cayman), Ltd., a director of FS Holdco II Ltd., a director of HGI Asset Management Holdings, LLC and a director and member of the audit committee of Fidelity & Guaranty Life, each of which is a subsidiary of HRG. Prior to joining HRG, Mr. Williams was President, Chief Executive Officer and a director of RDA Holding Co. and its subsidiary Reader’s Digest Association, Inc. (together, “RDA”) from April 2011 until September 2011. Previously, Mr. Williams was RDA’s Chief Financial Officer from February 2009 until April 2011 where his primary focus was on developing business restructuring plans for the company. RDA filed for bankruptcy protection in August 2009 and February 2013. Prior to joining RDA, Mr. Williams served as Executive Vice President and Chief Financial Officer for Affinion Group Holdings, Inc., a portfolio company of Apollo Management, L.P., from January 2007 until February 2009 where his primary focus was on growing enterprise value, finance, accounting, treasury, tax, investor relations and compliance with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). Previously, Mr. Williams spent more than 21 years with AT&T, Inc., where he held a progression of senior financial and officer positions including Chief Financial Officer, AT&T Networks; Chief Financial Officer, AT&T Global Network Technology Services; Chief Financi

al Officer, AT&T Laboratories; and AT&T Chief Process Officer. Mr. Williams started at AT&T with Bell Laboratories in June 1985. Prior to his tenure at AT&T, Mr. Williams was International Controller of McLean Industries Inc. from 1984 to 1985, Industry Analyst of Interpool Ltd. from 1982 to 1984 and Commodity Trading Associate with Bache Halsey Stuart Shields, Inc. from 1981 to 1982. Mr. Williams received a BA in Economics from the University of South Florida. None of the companies Mr. Williams worked with before joining HRG is an affiliate of Zap.Com.
On November 28, 2014 Mr. Philip Falcone, former Chairman of the Board of Directors, President and Chief Executive Officer of the Company, effective December 1, 2014, resigned from his positions with the Company. Mr. Keith M. Hladek also resigned from the Board of Directors of the Company effective December 1, 2014. Mr. Falcone and Mr. Hladek resigned from their positions with the Company in connection with the resignation of their positions at HRG.
EXECUTIVE OFFICERS
The following sets forth certain information with respect to the executive officers of the Company, as of the date of this report. All officers of the Company serve at the pleasure of the Company’s Board and until their successors are elected and qualified.

Name	Age	Position
Omar M. Asali*	44	Chairman of the board, Chief Executive Officer and President
Thomas A. Williams*	55	Executive Vice President and Chief Financial Officer
Michael J. Sena*	42	Vice President and Chief Accounting Officer
*For information regarding Messrs. Asali, Williams and Sena, see "Board of Directors" above.
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

Board Leadership Structure and Risk Management
Omar M. Asali serves as Chairman of the Board, and as our Chief Executive Officer and our President. Prior to Mr. Asali, Philip A. Falcone served as Chairman of the Board and as our Chief Executive Officer from 2009 to 2014. Prior to Mr. Falcone’s election to these positions, Avram Glazer served as both Chairman of the Board from 1993 to 2009 and as the Company’s Chief Executive Officer from 1995 to 2009. The Board believes that combining the role of Chairman of the Board and Chief Executive Officer furthers development and execution of the Company’s strategy, facilitates information flow between management and the Board and promotes efficiency given the limited size of the Company and its operations. Due to Mr. Asali’s position with HRG, he is not an independent director. Our former Chief Executive Officers, Philip A. Falcone and Avram Glazer, were also not independent directors. None of our current directors are independent directors. We believe the governance structure we have is customary for public companies that are holding companies with no business operations and we regard Mr. Asali’s leadership role on the Board as positive for the Company in that it fosters stability and encourages consensus-building between Board initiatives and stockholder support.
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
450 Park Avenue, 29th Floor
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

Zap.Com’s Board currently performs the functions of the audit committee and has determined that Mr. Williams qualifies as an “audit committee financial expert,” as defined by Item 407(d)(5)(ii) of Regulation S-K. Due to Mr. Williams' position with HRG, he is not an independent director.
Meetings of the Board
During 2014 the Board met five times and acted by written consent five times. A majority of the stockholders of the Company took action by written consent in lieu of holding an annual meeting of stockholders in 2014.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our directors and executive officers, and persons who own more than 10% of our Common Stock, to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, officers and greater than 10% stockholders are required by the SEC’s regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, and based solely upon a review of the copies of such forms furnished to us and written representations that no other reports were required, we believe that, during our last 3 fiscal years, all other such filings required to be made by such persons were timely made in accordance with the requirements of the Exchange Act, except that Messrs. Williams and Sena each filed one Initial Statement of Beneficial Ownership of Securities on Form 3 later than the time prescribed by the SEC.

Item 11.	Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Our Board does not presently maintain a compensation committee because we do not pay any compensation to our senior executives or directors. Our “named executive officers” for our 2014 fiscal year were (i) Chairman of the Board, Chief Executive Officer and President, Omar M. Asali, (ii) our former Chairman of the Board, President and Chief Executive Officer, Philip A. Falcone, (iii) Executive Vice President and Chief Financial Officer, Thomas A. Williams, and (iv) Vice President and Chief Accounting Officer, Michael J. Sena. Our named executive officers did not receive any salary or bonus from Zap.Com and devoted a significant portion of their business time to HRG, where they held similar offices during HRG’s 2014 fiscal year. These officers, however, devoted such time to Zap.Com’s affairs as was required to perform their duties to Zap.Com. Zap.Com does not provide its employees with any post-termination benefits and does not have any employment agreements.
Because no compensation was paid and no awards were granted under the Zap.Com 1999 Long-Term Incentive Plan (the “1999 Incentive Plan”) to our named executive officers during the 2014 fiscal year, the Board did not give consideration to any objectives of our compensation program nor give consideration regarding what our compensation program is designed to reward.

Summary Compensation Table
The following table sets forth the compensation received by our named executive officers during the fiscal years ended December 31, 2014, 2013 and 2012:

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Omar M. Asali, Chairman of the Board, President and Chief Executive Officer	2014	—	(1)	—	—	—	—	—	—	—
	2013	—	(1)	—	—	—	—	—	—	—
	2012	—	(1)	—	—	—	—	—	—	—
Philip A. Falcone, Former Chairman of the Board, President and Chief Executive Officer	2014	—	(2)	—	—	—	—	—	—	—
	2013	—	(2)	—	—	—	—	—	—	—
	2012	—	(2)	—	—	—	—	—	—	—
Thomas A. Williams, Executive Vice President and Chief Financial Officer	2014	—	(3)	—	—	—	—	—	—	—
	2013	—	(3)	—	—	—	—	—	—	—
	2012	—	(3)	—	—	—	—	—	—	—
Michael J. Sena, Vice President and Chief Accounting Officer	2014	—	(4)	—	—	—	—	—	—	—
	2013	—	(4)	—	—	—	—	—	—	—
	2012	—	(4)	—	—	—	—	—	—	—
Richard H. Hagerup, Former Interim Chief Accounting Officer	2014	—	(5)	—	—	—	—	—	—	—
	2013	—	(5)	—	—	—	—	—	—	—
	2012	—	(5)	—	—	—	—	—	—	—
Francis T. McCarron, Former Executive Vice President and Chief Financial Officer	2014	—	(6)	—	—	—	—	—	—	—
	2013	—	(6)	—	—	—	—	—	—	—
	2012	—	(6)	—	—	—	—	—	—	—

(1)
Mr. Asali has served as the Company's Chairman of the Board, President and Chief Executive Officer since March 2015. In 2014 Mr. Asali was an affiliate of HRG and did not receive any compensation for his services to Zap.Com.

(2)	From 2012 to November 2014, Mr. Falcone was an affiliate of HRG and did not receive any compensation for his services to Zap.Com.

(3)
In 2014, 2013 and from March 2012 through December 2012, Mr. Williams served as the Executive Vice President and Chief Financial Officer of Zap.Com. In 2014 and 2013, Zap.Com recognized $5,083 and $2,900, respectively as contributed capital from HRG for Mr. William's annual salary under its shared services agreement with HRG. In 2012, Zap.Com recognized $3,750 as contributed capital from HRG for a pro-rata portion of Mr. Williams annual salary.

(4)
In 2014 and 2013, Mr. Sena served as the Vice President and Chief Accounting Officer of Zap.Com. In 2014 and 2013, Zap.Com recognized $5,789 and $6,200, respectively as contributed capital from HRG for Mr. Sena's annual salary under its shared services agreement with HRG.

(5)
For the 2012 period presented, Mr. Hagerup was the Interim Chief Accounting Officer of HRG and Zap.Com. In 2012, Zap.Com recognized $2,400 as contributed capital from Mr. Hagerup’s annual salary under its shared services agreement with HRG.

(6)
For a portion of the 2012 period, Mr. McCarron served as Executive Vice President and Chief Financial Officer of HRG and Zap.Com. In 2012, Zap.Com recognized $1,250 as contributed capital from HRG for a pro-rata portion of Mr. McCarron’s annual salary under its shared services agreement with HRG.

1999 Long-Term Incentive Plan
The 1999 Incentive Plan was approved by the Board and Zapata Corporation (predecessor to HRG) as Zap.Com’s sole stockholder in April 1999, and amended in January 2006. Pursuant to the plan, awards may be made to existing and future officers, other employees, consultants and directors of the Company from time to time. The 1999 Incentive Plan is intended to promote the long-term financial interests and growth of the Company by providing employees, officers, directors and consultants of the Company with appropriate incentives and rewards to enter into and continue in the employ of, or their relationship with, the Company and to acquire a proprietary interest in the long-term success of the Company and to reward the performance of individual officers, other employees, consultants and directors in fulfilling their responsibilities for long-range achievements.
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
Grant of Plan-Based Awards
None of our named executive officers were granted any Zap.Com plan-based awards in the fiscal year ending December 31, 2014.
Outstanding Equity Awards at Fiscal Year-End
Our named executive officers did not hold any outstanding equity awards at December 31, 2014.

Option Exercises and Stock Vested
None of our named executive officers exercised any stock options in the fiscal year ending December 31, 2014.
Pension Benefits
Zap.Com does not maintain any pension benefits, and therefore none of our named executive officers received any pension benefits from the Company in 2014.
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
Director Compensation
Each director who is not an employee of Zap.Com or the Principal Stockholder may be compensated for serving as a director at a set dollar amount to be determined by the Board. In addition, each new non-employee director may, upon joining the Board, be granted options under the 1999 Incentive Plan to purchase shares of Zap.Com common stock at the fair market value for the shares at the time of grant. The Board will determine the number and terms of the options to be granted to the new director. All of our directors are employees of Zap.Com and the Principal Stockholder and, therefore, did not receive any compensation in their capacity as directors of Zap.Com for 2014.
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
Compensation Committee Interlocks and Insider Participation
As stated above, we do not have a compensation committee and the Board will determine any compensation decisions that may arise in the future. In the fiscal year 2014, the Board did not deliberate on executive officer compensation because we did not pay our executive officers. Omar M. Asali, our President, Chief Executive Officer and Chairman of the Board was a member of the board of directors of HRG in the fiscal year 2014. During the fiscal year 2014, the board of directors of HRG was responsible for determining the compensation of the executive officers of HRG.
During Fiscal 2014, Mr. Asali served as a director and executive officer of HRG and Messrs. Williams and Sena served as executive officers of HRG. Mr. Asali is also a director of Spectrum Brands. In general, certain of our directors and executive officers who are currently or were formerly employed by HRG may serve as directors or executive officers of other entities affiliated with HRG from time to time.

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
THE BOARD OF DIRECTORS
Omar M. Asali, Chairman
Thomas A. Williams
Michael J. Sena

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table indicates the number of shares of our Common Stock owned beneficially as of March 16, 2015 by:

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
The following calculations are based upon the shares of our Common Stock issued and outstanding on March 16, 2015 plus the number of such shares of our Common Stock outstanding pursuant to SEC Rule 13d-3(d)(1). Shares of the our Common Stock subject to options exercisable within 60 days of March 16, 2015 are deemed outstanding for purposes of computing the percentage of the person holding such option but are not deemed outstanding for computing the percentage of any other person.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
HRG Group, Inc. (1)	48,972,258	97.9%
Philip A. Falcone (2)	758,647	1.5%
Omar M. Asali (3)	—	—%
Thomas A. Williams (3)	—	—%
Michael J. Sena (3)	—	—%
All current directors and executive officers of the Company as a group (3 persons)	—	—%

(1)
HRG’s address is 450 Park Avenue, 29th Floor, New York, NY 10022. As a result of this ownership, HRG may be deemed to control Zap.Com. Beneficial ownership information as of the most recent practicable date regarding HRG’s outstanding common stock can be found in Amendment No.1 to HRG’s Annual Report on Form 10-K/A for the year ended September 30, 2014, filed with the SEC on January 28, 2015.

(2)
Philip A. Falcone and affiliates of Harbinger Capital Partners LLC may be deemed to beneficially own 758,647 shares of our Common Stock, constituting approximately 1.5% of our outstanding Common Stock. Mr. Falcone disclaims beneficial ownership of the shares of our Common Stock, except with respect to his pecuniary interest therein. Mr. Falcone’s address is c/o Harbinger Capital Partners LLC, 450 Park Avenue, 30th Floor, New York, New York 10022.

(3)	The address of Messrs. Asali, Williams and Sena is c/o HRG Group, Inc., 450 Park Avenue, 29th Floor, New York, NY 10022.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
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
The Company’s only Related Party Transactions are its service relationship with HRG and a registration rights agreement. Since its inception, Zap.Com has utilized the services of HRG’s management and staff under a shared services agreement that allocated these costs on a percentage of time basis. HRG has waived its rights under the shared services agreement to be reimbursed for these expenses through December 31, 2014. For the years ended December 31, 2014 and 2013, approximately $39,265 and $37,133, respectively, was recorded as contributed capital for these services.
DIRECTOR INDEPENDENCE
Due to each of our directors’ positions with HRG, none of our current directors are independent directors.

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
Our Board currently performs the functions of the audit committee, and there is no audit committee charter. The Board has determined that Mr. Williams qualifies as an “audit committee financial expert,” as defined by Item 407(d)(5)(ii) of Regulation S-K. Due to Mr. Williams’ position with HRG, he is not an independent director.
Management is responsible for our internal controls and the financial reporting process. Our independent registered public accounting firm, KPMG LLP (“KPMG”), is responsible for performing an independent audit of our financial statements in accordance with generally accepted auditing standards in the United States of America. The Board’s responsibility is to monitor and oversee these processes.
In this context, the Board has reviewed and discussed with management and KPMG the audited financial statements for the fiscal year ended December 31, 2014. The Board has discussed with KPMG the matters that are required to be discussed by Statement on Auditing Standards No. 61, as amended (Communication With Audit Committees). In addition, KPMG has provided the Board with the written disclosures and the letter required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Board concerning independence and the Board has discussed with KPMG their firm’s independence. The Board has concluded that KPMG’s provision of audit and non-audit services to the Company is compatible with KPMG’s independence.
In reliance on the reviews and discussions referred to above, the Board recommended that the audited financial statements for the fiscal year ended December 31, 2014 be included in this Annual Report on Form 10-K. The Board also recommended that KPMG be appointed as our independent registered public accounting firm for Fiscal 2014.
THE BOARD OF DIRECTORS
Omar M. Asali, Chairman
Thomas A. Williams
Michael J. Sena

AUDITORS’ FEES
The Board engaged the independent registered public accounting firm of KPMG to audit the Company’s financial statements for the Company’s fiscal years ending December 31, 2014 and 2013. Audit fees include amounts for the audit of the Company’s annual financial statements and the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, including services related thereto such as tax services, attest services and consents.
Our Board is responsible for pre-approving all audit and permissible non-audit services provided by our independent registered public accounting firms, including KPMG, the Company’s current registered independent public accounting firm. In 2014 and 2013, the Company did not engage KPMG to provide any non-audit services. The Board expects that any pre-approval would generally be provided for up to one year and any pre-approval will be detailed as to the particular service or category of services and will generally be subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the Board regarding the extent of services provided by the registered independent public accountants in accordance with this pre-approval and the fees for the services performed to date. The Board may also pre-approve particular services on a case-by-case basis.
The following table sets forth the professional fees we paid to our independent registered public accounting firm for professional services rendered for the fiscal years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Audit fees	$45,000	$45,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$45,000	$45,000

PART IV

Item 15.	Exhibits, Financial Statements and Schedules
(a) List of Documents Filed:

(1)	Financial Statements
See Index to Financial Statements on Page F-1 following this Part IV.

(2)	Financial Statement Schedules
All schedules have been omitted since they are either not applicable or the information is contained within the accompanying financial statements.

(b) Exhibits:

Exhibit No.	Description of Exhibits

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

ZAP.COM CORPORATION (Registrant)

March 20, 2015	By:	/s/ THOMAS A. WILLIAMS
(Thomas A. Williams)
Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ OMAR M. ASALI (Omar M. Asali)	Chief Executive Officer, President (Principal Executive Officer) and Chairman of the Board of Directors	March 20, 2015

/s/ THOMAS A. WILLIAMS (Thomas A. Williams)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 20, 2015

/s/ MICHAEL J. SENA (Michael J. Sena)	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 20, 2015

ZAP.COM CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Zap.Com Corporation:
We have audited the accompanying balance sheets of Zap.Com Corporation (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
New York, New York
March 20, 2015

ZAP.COM CORPORATION
BALANCE SHEETS

	December 31,
	2014	2013
ASSETS:
Current assets:
Cash	$748,913	$825,291
Total assets	$748,913	$825,291

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accrued liabilities	$18,481	$—
Payable to affiliate	25,217	4,750
Total liabilities	43,698	4,750
Commitments and contingencies (Note 5)
Stockholders’ equity (Note 4):
Preferred stock, $0.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value, 1,500,000,000 shares authorized; 50,004,474 shares issued and outstanding	50,004	50,004
Additional paid-in capital	11,085,248	11,045,983
Accumulated deficit	(10,430,037)	(10,275,446)
Total stockholders’ equity	705,215	820,541
Total liabilities and stockholders’ equity	$748,913	$825,291
See accompanying notes to financial statements.

ZAP.COM CORPORATION
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2014	2013	2012
Revenues	$—	$—	$—
Cost of revenues	—	—	—
Gross profit	—	—	—
Operating expenses:
General and administrative (Note 6)	154,591	168,944	232,910
Total operating expenses	154,591	168,944	232,910
Operating loss	(154,591)	(168,944)	(232,910)
Interest income	—	—	833
Loss before income taxes	(154,591)	(168,944)	(232,077)
Income taxes (Note 3)	—	—	—
Net loss	$(154,591)	$(168,944)	$(232,077)
Net loss per share — basic and diluted (Note 2)	$—	$—	$—
Weighted average common shares outstanding	50,004,474	50,004,474	50,004,474
See accompanying notes to financial statements.

ZAP.COM CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2011	50,004,474	$50,004	$10,972,071	$(9,874,425)	$1,147,650
Contributed capital from
HRG Group, Inc. for unreimbursed management services and rent (Note 6)	—	—	36,779	—	36,779
Net loss	—	—	—	(232,077)	(232,077)
Balance, December 31, 2012	50,004,474	50,004	11,008,850	(10,106,502)	952,352
Contributed capital from
HRG Group, Inc. for unreimbursed management services and rent (Note 6)	—	—	37,133	—	37,133
Net loss	—	—	—	(168,944)	(168,944)
Balance, December 31, 2013	50,004,474	50,004	11,045,983	(10,275,446)	820,541
Contributed capital from
HRG Group, Inc. for unreimbursed management services and rent (Note 6)	—	—	39,265	—	39,265
Net loss	—	—	—	(154,591)	(154,591)
Balance, December 31, 2014	50,004,474	$50,004	$11,085,248	$(10,430,037)	$705,215

See accompanying notes to financial statements.

ZAP.COM CORPORATION
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(154,591)	$(168,944)	$(232,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed capital from HRG Group, Inc. for unreimbursed management services and rent	39,265	37,133	36,779
Changes in operating assets and liabilities:
Interest receivable	—	—	700
Accrued liabilities	18,481	—	(488)
Payable to affiliates	20,467	(15,408)	15,280
Net change in cash due to operating activities	(76,378)	(147,219)	(179,806)
Cash flows from investing activities:
Maturity of investment	—	—	748,941
Net change in cash due to investing activities	—	—	748,941
Net change in cash	(76,378)	(147,219)	569,135
Cash at beginning of year	825,291	972,510	403,375
Cash at end of year	$748,913	$825,291	$972,510
See accompanying notes to financial statements.

ZAP.COM CORPORATION
NOTES TO FINANCIAL STATEMENTS
Note 1. Business and Organization
Zap.Com Corporation (“Zap.Com” or the “Company”) was formed for the purpose of creating and operating a global network of independently owned websites. HRG Group, Inc. (the Company’s “Principal Stockholder”, also formerly known as Harbinger Group Inc.) is the holder of approximately 97.9% of Zap.Com’s outstanding common stock and, prior to its reincorporation in December 2009, was named Zapata Corporation. Zap.Com has no business operations other than complying with its reporting requirements under the Securities Exchange Act of 1934. Zap.com may search for assets or businesses to acquire so that it may in the future become an operating company, or it may sell assets and/or liquidate our operations.
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

Note 3. Income Taxes
As a result of a full valuation allowance provided against deferred tax assets on net operating loss carryforwards, the Company has no resulting income tax benefits for the years ended December 31, 2014, 2013 and 2012. The components of the Company’s deferred income tax assets and associated valuation allowance at December 31, 2014 and December 31, 2013 are as follows:

	Years Ended December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$334,067	$279,960
Total deferred tax assets	334,067	279,960
Less: valuation allowance	(334,067)	(279,960)
Net deferred income taxes	$—	$—

The Company believes sufficient uncertainty exists regarding the realizability of its deferred tax assets such that a full valuation allowance is required. As of December 31, 2014, the Company had approximately $954,000 of net operating loss carryforwards which will expire beginning in 2030. In the event there is another change of control in the ownership of the Company, as defined by the IRC, the annual utilization of the net operating losses could be further limited.
The Company did not have any unrecognized tax benefits related to uncertain tax positions as of December 31, 2014 or 2013. Future amounts of accrued interest and penalties, if any, related to uncertain tax positions would be recorded as a component of income tax expense. The Company does not expect that the amount of unrecognized tax benefits will change significantly in the next twelve months.
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
Under the 1999 Plan, 3,000,000 shares of common stock are available for awards. As of December 31, 2014, there were 3,000,000 shares available for grant under the 1999 Plan. The 1999 Plan provides for the grant of any or all of the following types of awards: stock options, stock appreciation rights, stock awards, cash awards, or other rights or interests. Allocations of awards are made by the Company’s board of directors at its sole discretion within the provisions of the 1999 Plan. As of December 31, 2014 and 2013, there were no cash awards or other rights or interests outstanding under the 1999 Plan.
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
At December 31, 2014 and 2013, the Company had no stock-based compensation awards outstanding and, therefore, no unrecognized compensation cost. The Company had no stock-based grants and no options exercised during the years ended December 31, 2014, 2013 and 2012. As a result, there were no stock-based compensation costs recognized in the Company’s statements of operations for the years ended December 31, 2014, 2013 and 2012.

Note 5. Commitments and Contingencies
The Company does not have any commitments or contingencies that it believes may be material to its financial statements.

Note 6. Related Party Transactions
Since its inception, the Company has utilized the services of the management and staff of its Principal Stockholder, under a shared services agreement that allocated these costs on a percentage of time basis. The Company also shares office space with its Principal Stockholder under such agreement. Through December 31, 2014, the Principal Stockholder has waived its rights under the shared services agreement to be reimbursed with cash for these costs, however the Company settled the obligation through a deemed contribution of capital. The Company recorded $39,265, $37,133, and $36,779 as contributed capital for such services for the years ended December 31, 2014, 2013 and 2012, respectively. The Company believes these allocations were made on a reasonable basis; however, they do not necessarily represent the costs that would have been incurred by the Company on a stand-alone basis.

During the year, the Company’s Principal Stockholder paid certain filing related expenses on behalf of the company. The payable to affiliate for such expenses at December 31, 2014 and 2013 was $25,217 and $4,750, respectively.

Note 7. Quarterly Financial Information (Unaudited - See Accompanying Accountants’ Report)

	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Operating loss	(54,768)	(29,364)	(27,136)	(43,323)
Net loss	(54,768)	(29,364)	(27,136)	(43,323)
Net loss per share (basic and diluted)	—	—	—	—
	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Operating loss	(66,144)	(48,371)	(23,095)	(31,334)
Net loss	(66,144)	(48,371)	(23,095)	(31,334)
Net loss per share (basic and diluted)	—	—	—	—