Form 10-Q
period 2015-06-30
ZAP COM CORP
filed 2015-08-12
CIK 1083243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒    or    ☐
There were 50,004,474 shares of the registrant’s common stock outstanding as of August 10, 2015, $0.001 par value.

ZAP.COM CORPORATION

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

ZAP.COM CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash	$644,500	$748,913
Prepaid expense	5,130	—
Total assets	$649,630	$748,913
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$19,937	$18,481
Payable to affiliate	5,130	25,217
Total liabilities	25,067	43,698
Commitments and contingencies
Stockholders’ equity:
Common stock	50,004	50,004
Additional paid in capital	11,104,356	11,085,248
Accumulated deficit	(10,529,797)	(10,430,037)
Total stockholders’ equity	624,563	705,215
Total liabilities and stockholders’ equity	$649,630	$748,913

See accompanying notes to condensed financial statements.

ZAP.COM CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	—
Gross profit	—	—	—	—
Operating expenses:
General and administrative	31,079	29,364	99,760	84,132
Total operating expenses	31,079	29,364	99,760	84,132
Operating loss	(31,079)	(29,364)	(99,760)	(84,132)
Interest income	—	—	—	—
Loss before income taxes	(31,079)	(29,364)	(99,760)	(84,132)
Benefit from income taxes	—	—	—	—
Net loss	$(31,079)	$(29,364)	$(99,760)	$(84,132)
Net loss per common share – basic and diluted	$—	$—	$—	$—
Weighted average common shares outstanding	50,004,474	50,004,474	50,004,474	50,004,474
See accompanying notes to condensed financial statements.

ZAP.COM CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2015	2014
	(Unaudited)
Cash flows from operating activities:
Net loss	$(99,760)	$(84,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed capital from HRG Group, Inc. for unreimbursed management services	19,108	21,024
Changes in operating assets and liabilities:
Prepaid expense	(5,130)	—
Accounts payable	1,456	—
Accrued liabilities	—	10,260
Payable to affiliate	(20,087)	—
Net cash used in operating activities	(104,413)	(52,848)
Net decrease in cash	(104,413)	(52,848)
Cash at beginning of period	748,913	825,291
Cash at end of period	$644,500	$772,443
See accompanying notes to condensed financial statements.

ZAP.COM CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
The unaudited condensed financial statements included herein have been prepared by Zap.Com Corporation (“Zap.Com” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 20, 2015. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2015.

Note 2. Related Party Transactions
Since its inception, the Company has utilized the services of the management and staff of HRG Group, Inc. (the Company’s “Principal Stockholder”), under a shared services agreement that allocated these costs on a percentage of time basis. The Company also shares office space with its Principal Stockholder under such agreement. Through June 30, 2015, the Principal Stockholder has waived its rights under the shared services agreement to be reimbursed for these costs. The Company recorded approximately $8,315 and $10,519 as contributed capital for such services for the three months ended June 30, 2015 and 2014, respectively and $19,108 and $21,024 for the six months ended June 30, 2015 and 2014, respectively. The Company believes these allocations were made on a reasonable basis; however, they do not necessarily represent the costs that would have been incurred by the Company on a stand-alone basis.
The Company’s Principal Stockholder pays certain filing related expenses on behalf of the Company and the corresponding payables are settled periodically. At June 30, 2015 and December 31, 2014, the payable to affiliate related to such transactions was $5,130 and $25,217, respectively.

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
Results of Operations
For the three and six months ended June 30, 2015 and 2014, our operations consisted of the following:
Revenues. We had no revenues for the three and six months ended June 30, 2015 and 2014, and we do not presently have any revenue-generating business.
Cost of Revenues. We had no cost of revenues for the three and six months ended June 30, 2015 and 2014.
General and Administrative Expenses. General and administrative expenses consist primarily of legal and accounting professional services, printing and filing costs, expenses allocated for services by our Principal Stockholder under a shared services agreement, and various other costs. General and administrative expenses increased by $1,715 to $31,079 for the three months ended June 30, 2015 from $29,364 for 2014. General and administrative expenses increased by $15,628 to $99,760 for the six months ended June 30, 2015 from $84,132 for 2014. The increases in general and administrative expenses were primarily due to increased expenditures incurred for the financial statement audit and legal expenses relating to SEC filings during the three and six months ended June 30, 2015.
Liquidity and Capital Resources
We have not generated any significant revenue since our inception. As a result, our primary source of liquidity has been from our initial capitalization. At June 30, 2015, our cash balance was $644,500.
Since our inception, we have utilized services of the management and staff and occupied office space of our Principal Stockholder under a shared services agreement that allocated these costs. Our Principal Stockholder has waived its rights under the shared services agreement to be reimbursed these costs through June 30, 2015. For the six months ended June 30, 2015 and 2014, we recorded approximately $19,108 and $21,024, respectively, as contributed capital for these services.
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

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements at June 30, 2015 that have or are reasonably likely to have a current or future material effect on our financial position, results of operations or cash flows.
Summary of Cash Flows
Cash used in operating activities was $104,413 for the six months ended June 30, 2015 compared to $52,848 for the six months ended June 30, 2014. The increase in cash used in operating activities was primarily due to timing of payments to an affiliate and third parties during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.
We had no cash flows from financing or investing activities for the six months ended June 30, 2015 and 2014.
Recent Accounting Pronouncements Not Yet Adopted
As of the date of this report, there are no recent accounting pronouncements that have not yet been adopted that we believe would have a material impact on our financial statements.
Critical Accounting Policies and Estimates
As of June 30, 2015, our critical accounting policies and estimates have not changed materially from those set forth in our 2014 Form 10-K.
Contractual Obligations
We do not have any long-term debt obligations, capital leases obligations, operating lease obligations or purchase obligations at June 30, 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We do not have any market risk exposure to changes in interest rates, foreign currency exchange rates, equity prices or commodity prices at June 30, 2015. We had no outstanding derivative instruments or long-term debt at June 30, 2015.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of June 30, 2015, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls Over Financial Reporting
An evaluation was performed under the supervision of the Company’s management, including the CEO and CFO, of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended June 30, 2015. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Limitations on the Effectiveness of Controls
Our management, including our CEO and CFO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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
Forward-looking statements are not guarantees of performance. You should understand that the following important factors, in addition to those discussed in “Part I-Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2015 (the “Form 10-K”), could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements.
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
Some of the above-mentioned factors are described in further detail in the section entitled “Risk Factors” set forth in our Form 10-K. You should assume the information appearing in this report is accurate only as of June 30, 2015 or as otherwise specified herein, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the U.S. and the rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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

ZAP.COM CORPORATION
(Registrant)

Dated:	August 12, 2015	By:	/s/ THOMAS A. WILLIAMS

Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)