Form 10-K
period 2015-12-31
ZAP COM CORP
filed 2016-03-09
CIK 1083243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒    or    ☐
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,032,216. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, corporate officers and holders of 10% or more of the Company’s common stock.
There were 50,004,474 shares of the registrant’s common stock outstanding as of March 7, 2016, $0.001 par value.
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
Important factors that could affect our future results include, without limitation, the following:

•	The impact of our limited assets and no source of revenue;

•	The possibility that we might dispose of our assets and/or liquidate our operations;

•	The controlling effect of HRG Group, Inc. (formerly known as “Harbinger Group Inc.”) (our “Principal Stockholder” or “HRG”) whose interests may conflict with interests of our other stockholders;

•	The impact of a determination that we are an investment company;

•	The impact of not, or not being able to, identify or successfully complete any business combination, acquisition or similar transaction;

•	The impact of our not selecting a specific industry or industries in which to acquire or develop a business;

•	The impact of insubstantial disclosure relating to prospective new businesses;

•	The impact of the structure of an acquisition or business combination on our stockholders;

•	The impact of management devoting insignificant time to our activities;

•	The impact of significant competition for acquisition candidates;

•	The impact of our categorization as a “shell company” as that term is used in the rules and regulations of the Securities and Exchange Commission’s (the “SEC”);

•	The effect of a limited public market for our common stock on the trading activity and market value of our stock;

•	The potential liabilities from being a member of our Principal Stockholder’s consolidated tax group;

•	The effect of our intention not to pay any cash dividends on our common stock;

•	The effect of the anti-takeover provisions in our corporate documents on the market price of our common stock;

•	The effect of a substantial amount of our common stock being eligible for sale into the market on our stock price; and

•	The impact of delays or difficulty in satisfying the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 or negative reports concerning our internal controls.
Some of the above-mentioned factors are described in further detail in the section entitled “Risk Factors” set forth below. You should assume the information appearing in this Form 10-K is accurate only as of December 31, 2015 or as otherwise specified herein, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the U.S. and the rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.
Unless otherwise noted on Part I of this Form 10-K, “Fiscal 2015” refers to the fiscal year ended December 31, 2015, “Fiscal 2014” refers to the fiscal year ended December 31, 2014 and “Fiscal 2013” refers to the fiscal year ended December 31, 2013.

Item 1. Business
General
The Company was incorporated in Nevada in 1999 for the purpose of creating and operating a global network of independently owned websites. Presently, the Company owns the following domain names: betacenter.com, betaworld.com, buybid.com, eatfood.com, instantwinner.com, netcentralbank.com, paranoid.com, thefed.net and zap.com.
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
We have broad discretion in selecting a business strategy for the Company, as part of which we may decide to engage in one or more business combinations or we may sell our assets and/or liquidate our operations. If we elect to pursue a business combination, we have broad discretion in identifying and selecting both the industries and the possible acquisition or business combination opportunities. We have not identified a specific industry to focus on and have no present plans, proposals, arrangements or understandings with respect to a business combination or acquisition of any specific business. There can be no assurance that we will, or we will be able to, identify or successfully complete any such transactions. As of the date of this report, we are not a party to any agreements providing for a business combination or other acquisition of assets. If we enter into any such transaction, we may pay the acquisition consideration in the form of cash, debt or equity securities or a combination thereof. In addition, as a part of any such transaction (if any) we may consider raising additional capital through the issuance of equity or debt securities, including the issuance of preferred stock.
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
Employees
At December 31, 2015, we employed three executive personnel. These employees are also employees of our Principal Stockholder and do not receive a salary or bonus from the Company. In the normal course of business, we use contract personnel to supplement our employee base to meet our business needs. We believe that our employee relations are generally satisfactory.

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
We have limited assets and have had no significant revenue since inception, nor will we receive any operating revenues unless we complete an acquisition or business combination, or we successfully develop a new business. We can provide no assurance that we will acquire a business or that any acquired business will produce any material revenues for the Company or that any such business will operate on a profitable basis. Furthermore, we may choose to dispose of our current assets and dissolve the company. While we intend to manage our costs and expenses, we expect to expend our limited assets and resources until we execute on a business strategy for the Company.
Our Principal Stockholder controls us and holds a significant portion of our voting power and the interests of our Principal Stockholder may differ from yours.
As of March 7, 2016, our Principal Stockholder owns approximately 97.9% of our outstanding common stock. As a result, the directors and officers of our Principal Stockholder are able to control the outcome of substantially all matters submitted to our stockholders for approval, including the election of directors and any proposed merger, liquidation, transfer or encumbrance of a substantial portion of our assets, or amendment to our charter to change our authorized capitalization.
The Principal Stockholder could cause corporate actions to be taken even if its interests conflict with or are not aligned with interests of our other stockholders. Moreover, matters not directly related to us can nevertheless affect our Principal Stockholder’s decisions regarding their investment in us. We are one investment in our Principal Stockholder’s group of control investments. Numerous considerations regarding our Principal Stockholder could influence our Principal Stockholder’s decisions whether to maintain, decrease or increase their investment in us, or whether to cause the dissolution of us as a company.
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
We are dependent upon the skills, experience and efforts of Omar M. Asali, who serves as the Chairman of our Board of Directors, Chief Executive Officer and President, as well as other personnel, each of whom is also an employee of our Principal Stockholder. As a result of their positions with our Company, such persons have significant influence over our business strategy and make most of the significant policy and managerial decisions of our Company. The loss of such persons could have a material adverse effect on our business or operating results. While Mr. Asali and our other personnel may devote a portion of their time to our business, they are not required to commit their full time to our affairs and will allocate their time between our operations and their other commitments in their discretion.
If Mr. Asali’s or our other personnel’s interests, or HRG’s other business interests, require them to devote more substantial amounts of time to those matters, it could limit their ability to devote time to our affairs and could have a negative effect on our ability to execute our business strategy.
Our officers are also officers of our Principal Stockholder and our officers and our Principal Stockholder may have conflicts of interest.
Although we have not identified any potential acquisition targets or new business opportunities, the possibility exists that we could acquire or merge with a business or company in which our executive officers, directors or their affiliates, including the Principal Stockholder, may have an ownership interest. A transaction of this nature may present a conflict of interest for those parties with a managerial position and/or an ownership interest in both the Company and the acquired entity. Moreover, our Principal Stockholder is also currently seeking potential acquisition candidates and new business opportunities. Our executive officers could identify a potential acquisition target or business opportunity that is suitable for us as well as for our Principal Stockholder, thereby creating a conflict of interest for our officers in determining which entity the potential acquisition candidate or business opportunity should be presented.

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
As of December 31, 2015, our management had not had any contact or discussions regarding, and there are no present plans, proposals or arrangements to acquire, any specific assets, property or business. Accordingly, it is unclear whether such an acquisition or business combination would take the form of an exchange of capital stock, a merger or an asset acquisition. However, because we have limited resources, an acquisition or business combination, if any, is likely to involve the issuance of our capital stock.
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
As of the date of this report, we have reserved 3,000,000 shares for options issued or to be issued pursuant to our 1999 Long-Term Incentive Plan (the “1999 Plan”). There are no outstanding options as of the date of this report. The issuance of shares upon the exercise of these potentially issuable options may have a dilutive effect in the future on our common stock, which may adversely affect the price of our common stock.
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
As of December 31, 2015, there was a limited public market for our common stock. Our common stock is currently quoted on the Over-the-Counter Bulletin Board Quarterly Trade (“OTCQB”), under the symbol “ZPCM”, and an investor may find it difficult to obtain accurate quotations as to the market value of our stock. The trading price of our common stock is highly volatile and could be subject to fluctuations based on a number of factors, some of which are beyond our control. Accordingly, we cannot provide any assurance that investors in our common stock will receive any return or any of portion of the cost of their investment in our common stock upon a disposition or in the event we decide to sell our assets and/or liquidate our operations.
Our stock is subject to the low-priced security (less than $5.00), or so-called “penny stock,” rules of the SEC that impose additional sales practice requirements on broker/dealers who sell such securities. Some of these requirements are discussed below.
A broker/dealer selling penny stocks must, at least two business days before effecting a customer’s first transaction in a penny stock, provide the customer with a document containing information mandated by the SEC regarding the risks of investing in such stock, and the broker/dealer must receive a signed and dated written acknowledgment of the customer’s receipt of that document before effecting a customer’s first transaction in a penny stock.
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
Sales of a substantial number of shares of our common stock in the future could cause the market price of our common stock to decline. As of the date of this report, we have outstanding 50,004,474 shares of common stock, of which our Principal Stockholder owns 48,972,258 shares, with the remainder owned by other stockholders. Additionally, we have 3,000,000 shares of common stock reserved for issuance under our 1999 Plan. As of March 7, 2016, we had no stock options outstanding and 3,000,000 shares available for issuance under the plan.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The Company’s headquarters are located in New York, New York, in a space we share with our Principal Stockholder. Our Principal Stockholder has advised the Company that it has waived its rights to collect rent until future notice.

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
The following table presents quarterly high and low bid and sale prices for the Company’s common stock reported by the OTCQB and its predecessor market for the three months ended:

	Bid Information(a)		Sales Price(a)
	High Bid	Low Bid	High Price	Low Price
12/31/2015	$0.70	$0.01	$0.70	$0.03
9/30/2015	1.00	0.70	0.85	0.70
6/30/2015	1.30	0.70	1.01	1.00
3/31/2015	1.25	0.08	1.50	1.25
12/31/2014	1.30	0.15	2.00	0.55
9/30/2014	1.25	0.65	2.00	0.90
6/30/2014	1.10	0.45	1.35	0.70
3/31/2014	1.00	0.55	1.29	0.55

(a)	As reflected in the ZPCM-Zap.Com Corp report of OTCQB and its predecessor market for Fiscal 2015 and 2014.
As of March 7, 2016, there were approximately 1,021 holders of record of our common stock. This number does not include the stockholders for whom shares are held in a “nominee” or “street” name.
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
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of December 31, 2015:

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

Performance Graph
Set forth below is a line-graph presentation comparing the cumulative stockholder return on our common stock against cumulative total returns of the following: (a) the Russell 2000 and (b) a peer group of companies compiled using their Standard Industrial Classification (“SIC”) Codes and small market capitalizations. The performance graph shows total return on investment for the period beginning December 31, 2010 and ending December 31, 2015.
The Company was not able to identify a published industry or line-of-business index that it thinks is comparable to both the Company’s business and assets and its limited market capitalization. Instead, the Company selected a peer group, in good faith, consisting of the following companies: Navios Maritime Acquisition Corp., Black Diamond Inc., 57th Street General Acquisition Corp. (subsequently re-named Crumbs Bake Shop, Inc.), Motors Liquidation Company, Comdisco Holding Company Inc., Omni Ventures Inc., Arete Industries Inc., National Patent Development Corp. (subsequently re-named Wright Investors Service Holdings, Inc.), Ameriwest Petroleum Corp. (subsequently re-named Falconridge Oil Technologies Corp.) and Fifth Season International Inc. Zap.Com chose these companies because of their SIC Codes and because their market capitalizations are small. The Company believes that this group of companies provides a reasonable basis for comparing total stockholder returns.
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

	Fiscal
	2015	2014	2013	2012	2011
Income Statement Data:
Revenues	$—	$—	$—	$—	$—
Operating loss	(153,066)	(154,591)	(168,944)	(232,910)	(179,171)
Interest income	—	—	—	833	1,075
Net loss	(153,066)	(154,591)	(168,944)	(232,077)	(178,096)
Net loss per share-basic and diluted	$—	$—	$—	$—	$—
Weighted average common shares outstanding	50,004,474	50,004,474	50,004,474	50,004,474	50,004,474
Balance Sheet Data (as of year end):
Cash	$595,514	$748,913	$825,291	$972,510	$403,375
Short-term investments	—	—	—	—	748,941
Total assets	601,316	748,913	825,291	972,510	1,153,016
Total liabilities	14,698	43,698	4,750	20,158	5,366
Total stockholders’ equity	586,618	705,215	820,541	952,352	1,147,650

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
Overview
The Company was incorporated in Nevada in 1999 for the purpose of creating and operating a global network of independently owned websites. Presently, we own the following domain names: betacenter.com, betaworld.com, buybid.com, eatfood.com, instantwinner.com, netcentralbank.com, paranoid.com, thefed.net and zap.com.
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
Results of Operations
For Fiscal 2015, 2014 and 2013, our operations consisted of the following:
Revenues. We had no revenues for Fiscal 2015, 2014 and 2013, and we do not presently have any revenue-generating business.
Cost of Revenues. We had no cost of revenues for Fiscal 2015, 2014 and 2013.

General and Administrative Expenses. General and administrative expenses consist primarily of legal and accounting professional services, printing and filing costs, expenses allocated for services by our Principal Stockholder under a shared services agreement, and various other costs. General and administrative expenses decreased slightly to $153,066 for Fiscal 2015 from $154,591 for Fiscal 2014. This decrease in general and administrative expenses was primarily due to decreased legal expenditures incurred for outside services relating to SEC filings during Fiscal 2015 as compared to Fiscal 2014.
General and administrative expenses decreased by $14,353 to $154,591 for Fiscal 2014 from $168,944 for Fiscal 2013. This decrease in general and administrative expenses was primarily due to decreased legal expenditures and professional fees incurred for outside services relating to SEC filings during Fiscal 2014 as compared to Fiscal 2013.
Liquidity and Capital Resources
We have not generated any significant revenue since our inception. As a result, our primary source of liquidity has been from our initial capitalization. At December 31, 2015, our cash balance was $595,514.
Since our inception, we have utilized services of the management and staff and occupied office space of our Principal Stockholder under a shared services agreement that allocated these costs. Our Principal Stockholder has waived its rights under the shared services agreement to be reimbursed these costs through December 31, 2015. For Fiscal 2015, 2014 and 2013, we recorded approximately $34,469, $39,265, and $37,133, respectively, as contributed capital for these services.
We believe that we have sufficient resources to satisfy our existing liabilities and our anticipated operating expenses for the next twelve months. Until such time as we actively pursue a business combination, asset acquisition or liquidate our operations, we expect these expenses to consist mainly of general and administrative expenses incurred in connection with maintaining our status as a public reporting company. We have no commitments for capital expenditures and foresee none, except for possible future business combinations, asset acquisitions or in connection with our liquidation and wind up. In order to effect a business combination, asset acquisition or our liquidation and wind up, however, we may need additional financing. There is no assurance that any such financing will be available or available on terms favorable or acceptable to us.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements at December 31, 2015 that have or are reasonably likely to have a current or future material effect on our financial position, results of operations or cash flows.
Summary of Cash Flows
Cash used in operating activities was $153,399 for Fiscal 2015 compared to $76,378 for Fiscal 2014. The increase in cash used in operating activities was primarily due to timing of payments on outstanding balances due to affiliates during 2015 as compared to Fiscal 2014.
Cash used in operating activities was $76,378 for Fiscal 2014 compared to $147,219 for Fiscal 2013. The decrease in cash used in operating activities was primarily due to lower overall expenditures in Fiscal 2014, as well as timing of payments on outstanding balances due to affiliates during Fiscal 2014 as compared to Fiscal 2013.
We had no cash flows related to investing activities or financing activities for Fiscal 2015, 2014 and 2013.
Recent Accounting Pronouncements Not Yet Adopted
There were no relevant recent accounting pronouncements not yet adopted at December 31, 2015.
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
Valuation allowance for deferred income taxes. We have considered and weighted all evidence, both positive and negative, to determine whether it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. As we do not expect the existence of sufficient taxable income in either the carryback or carryforward period under tax law to utilize the deferred tax assets, a full valuation allowance was recorded against our deferred tax assets, totaling $387,640, as of December 31, 2015.
We also apply the accounting guidance for uncertain tax positions which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides information on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We believe that we had no uncertain tax positions as of December 31, 2015 which would be required to be recognized in our financial statements.

Contractual Obligations
We do not have any long-term debt obligations, capital leases obligations, operating lease obligations or purchase obligations at December 31, 2015.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We do not have any market risk exposure to changes in interest rates, foreign currency exchange rates, equity prices or commodity prices at December 31, 2015. We had no outstanding investments, derivative instruments or long-term debt at December 31, 2015.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision of the Company’s management, including our Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including our Principal Executive Officer and the Principal Financial Officer, concluded that, as of December 31, 2015, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
The Company’s management, under the supervision of and with the participation of the Principal Executive Officer and the Principal Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on this assessment, the

Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2015 in accordance with the COSO criteria.
Changes in Internal Controls Over Financial Reporting
An evaluation was performed under the supervision of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended December 31, 2015. Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended December 31, 2015 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Class I Director
Omar M. Asali, age 45, has served as President and Chief Executive Officer of Zap.Com since March 2015 and as a director of Zap.Com since June 2011. He has served as a director of HRG, the Company’s majority stockholder, since May 2011, as its Acting President since June 2011, as its President effective as of October 2011 and as its Chief Executive Officer since March 2015. Mr. Asali is responsible for overseeing the day-to-day activities of HRG, including M&A activity and overall business strategy for HRG and HRG’s underlying subsidiaries. Mr. Asali has been directly involved in all of HRG’s acquisitions across all sectors, and he is actively involved in HRG’s management and investment activities. Mr. Asali is also the Vice Chairman of the board of Spectrum Brands Holdings, Inc. (“Spectrum Brands”), Chairman of the board of HGI Asset Management Holdings, LLC (“HAMCO”), a director of Fidelity & Guaranty Life Holdings, Inc., Front Street Re (Cayman), Ltd. and Compass Production GP, LLC each of which is a subsidiary of HRG, and a member of the investment committee of HRG’s subsidiaries engaged in asset management. Prior to becoming President of HRG, Mr. Asali was a Managing Director and Head of Global Strategy of Harbinger Capital Partners LLC (“Harbinger Capital”), a significant stockholder of HRG. Prior to joining Harbinger Capital in 2009, Mr. Asali was the co-head of Goldman Sachs Hedge Fund Strategies (“Goldman Sachs HFS”) where he helped manage approximately $25 billion of capital allocated to external managers. Mr. Asali also served as co-chair of the Investment Committee at Goldman Sachs HFS. Before joining Goldman Sachs HFS in 2003, Mr. Asali worked in Goldman Sachs’ Investment Banking Division, providing M&A and strategic advisory services to clients in the High Technology Group. Mr. Asali previously worked at Capital Guidance, a boutique private equity firm. Mr. Asali began his career working for a public accounting firm. Mr. Asali received an MBA from Columbia Business School and a B.S. in Accounting from Virginia Tech. None of the companies Mr. Asali worked with before joining Harbinger Capital is an affiliate of Zap.Com.
Class II Director
John McKeown, age 52, has been the Treasurer, Senior Vice President and a director of the Company since July 2015. Mr. McKeown has served as Treasurer and Senior Vice President, Financial Planning and Analysis of HRG, the Company’s majority stockholder, since October 2014 and had previously served as Treasurer and Vice President, Financial Planning and Analysis from July 2013 to October 2014. From March 2012 to March 2013, Mr. McKeown served as Vice President of Financial Planning and Analysis at Frontier Communications. From June 1995 to March 2012, he worked for Reader’s Digest Association, Inc. (“Reader’s Digest”), where he held a progression of financial positions, both in the US and Europe, including Vice President & Chief Financial Officer of International, Vice President of Corporate Finance, Chief Financial Officer of Weekly Reader Publishing Group and Chief Financial Officer of Central & Eastern Europe. Prior to Reader’s Digest, Mr. McKeown was the country Finance Director for DHL Worldwide Express in Romania from 1994 to 1995 and held various positions at LASMO PLC from 1989 to 1994. Mr. McKeown started his career with Price Waterhouse Coopers and held various positions from 1981 to 1989. Mr. McKeown is a UK Chartered Accountant and holds a B.Sc. in Economics (Banking and International Finance) from Cardiff (UWIST) University, UK.
Class III Director
George C. Nicholson, age 56, has been the Senior Vice President, Chief Accounting Officer and Acting Chief Financial Officer, and a director of Zap.Com since January 2016. Mr. Nicholson has served as the Senior Vice President and Chief Accounting Officer of HRG, the Company’s majority stockholder, since November 2015 and was appointed to the additional position of Acting Chief Financial Officer of HRG in December 2015. Prior to joining HRG, Mr. Nicholson was employed by HAMCO, a subsidiary of HRG, since May 2013. Prior to that, Mr. Nicholson served as Vice President and Controller of Fidelity & Guaranty Life Insurance Company, a subsidiary of HRG, from August 2007 through May 2013. Mr. Nicholson served as Chief Accounting Officer of Capital Bank Corporation from September 2005 to August 2007 and previously held executive positions at Nationwide Mutual Insurance Company and London Pacific Life & Annuity Company. Mr. Nicholson spent 10 years with Ernst & Young ending as a Senior Manager specializing in the energy and financial services industry. Mr. Nicholson is a Certified Public Accountant and holds a Master of Business Administration degree from the University of Kentucky and a Bachelor of Business Administration degree from Eastern Kentucky University.

EXECUTIVE OFFICERS
The following sets forth certain information with respect to the executive officers of the Company, as of the date of this report. All officers of the Company serve at the pleasure of the Company’s Board and until their successors are elected and qualified.

Name	Age	Position
Omar M. Asali*	45	Chairman of the board, Chief Executive Officer and President
George C. Nicholson*	56	Senior Vice President, Chief Accounting Officer and Acting Chief Financial Officer
John McKeown*	52	Senior Vice President and Treasurer
*For information regarding Messrs. Asali, Nicholson and McKeown, see “Board of Directors” above.
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
Zap.Com’s Board currently performs the functions of the audit committee and has determined that Mr. Nicholson qualifies as an “audit committee financial expert,” as defined by Item 407(d)(5)(ii) of Regulation S-K. Due to Mr. Nicholson’s position with HRG, he is not an independent director.
Meetings of the Board
During 2015, the Board met five times. A majority of the stockholders of the Company took action by written consent in lieu of holding an annual meeting of stockholders in 2015.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our directors and executive officers, and persons who own more than 10% of our Common Stock, to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, officers and greater than 10% stockholders are required by the SEC’s regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, and based solely upon a review of the copies of such forms furnished to us and written representations that no other reports were required, we believe that, during Fiscal 2015, all other such filings required to be made by such persons were timely made in accordance with the requirements of the Exchange Act.

Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Our Board does not presently maintain a compensation committee because we do not pay any compensation to our senior executives or directors. Our “named executive officers” for Fiscal 2015 were (i) Chairman of the Board, Chief Executive Officer and President, Omar M. Asali; (ii) our former Chairman of the Board, President and Chief Executive Officer, Philip A. Falcone; (iii) our former Executive Vice President and Chief Financial Officer, Thomas A. Williams; (iv) our Senior Vice President and Treasurer, John McKeown; and (v) our former Vice President and Chief Accounting Officer, Michael J. Sena. Our named executive officers did not receive any salary or bonus from Zap.Com and devoted a significant portion of their business time to HRG, where they held similar offices during HRG’s Fiscal 2015. These officers, however, devoted such time to Zap.Com’s affairs as was required to perform their duties to Zap.Com. Zap.Com does not provide its employees with any post-termination benefits and does not have any employment agreements.
Because no compensation was paid and no awards were granted under the Zap.Com 1999 Long-Term Incentive Plan (the “1999 Plan”) to our named executive officers during Fiscal 2015, the Board did not give consideration to any objectives of our compensation program nor give consideration regarding what our compensation program is designed to reward.

Summary Compensation Table
The following table sets forth the compensation received by our named executive officers during Fiscal 2015, 2014 and 2013:

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Omar M. Asali, Chairman of the Board, President and Chief Executive Officer	2015	—	(1)	—	—	—	—	—	—	—
	2014	—	(1)	—	—	—	—	—	—	—
	2013	—	(1)	—	—	—	—	—	—	—
Philip A. Falcone, Former Chairman of the Board, President and Chief Executive Officer	2015	—	(2)	—	—	—	—	—	—	—
	2014	—	(2)	—	—	—	—	—	—	—
	2013	—	(2)	—	—	—	—	—	—	—
Thomas A. Williams, Former Executive Vice President and Chief Financial Officer	2015	—	(3)	—	—	—	—	—	—	—
	2014	—	(3)	—	—	—	—	—	—	—
	2013	—	(3)	—	—	—	—	—	—	—
John McKeown, Senior Vice President and Treasurer	2015	—	(4)	—	—	—	—	—	—	—
	2014	—	(4)	—	—	—	—	—	—	—
	2013	—	(4)	—	—	—	—	—	—	—
Michael J. Sena, Former Vice President and Chief Accounting Officer	2015	—	(5)	—	—	—	—	—	—	—
	2014	—	(5)	—	—	—	—	—	—	—
	2013	—	(5)	—	—	—	—	—	—	—

(1)
Mr. Asali has served as the Company’s Chairman of the Board, President and Chief Executive Officer since March 2015. In 2015 and 2014 Mr. Asali was an affiliate of HRG and did not receive any compensation for his services to Zap.Com.

(2)	From 2013 to November 2014, Mr. Falcone was an affiliate of HRG and did not receive any compensation for his services to Zap.Com.

(3)
In 2015, 2014 and 2013, Mr. Williams served as the Executive Vice President and Chief Financial Officer of Zap.Com. In 2015, 2014 and 2013, Zap.Com recognized $2,994, $5,083 and $2,900, respectively as contributed capital from HRG for Mr. William’s annual salary under its shared services agreement with HRG.

(4)
Since December 2014, Mr. McKeown served as the Senior Vice President and Treasurer of Zap.Com. In 2015, 2014 and 2013, Zap.Com recognized $3,505, $3,565 and $1,778, respectively as contributed capital from HRG for Mr. McKeown’s annual salary under its shared services agreement with HRG.

(5)
From 2013 through May 2015, Mr. Sena served as the Vice President and Chief Accounting Officer of Zap.Com. In 2015, 2014 and 2013, Zap.Com recognized $1,501, $5,789 and $6,200, respectively as contributed capital from HRG for Mr. Sena’s annual salary under its shared services agreement with HRG.

1999 Long-Term Incentive Plan
The 1999 Plan was approved by the Board and Zapata Corporation (predecessor to HRG) as Zap.Com’s sole stockholder in April 1999, and amended in January 2006. Pursuant to the plan, awards may be made to existing and future officers, other employees, consultants and directors of the Company from time to time. The 1999 Plan is intended to promote the long-term financial interests and growth of the Company by providing employees, officers, directors and consultants of the Company with appropriate incentives and rewards to enter into and continue in the employ of, or their relationship with, the Company and to acquire a proprietary interest in the long-term success of the Company and to reward the performance of individual officers, other employees, consultants and directors in fulfilling their responsibilities for long-range achievements.
The Board, or to the extent ever formed, the compensation committee (both of which are referred to below as the “committee”), may make awards under the 1999 Plan from among those eligible persons who hold positions of responsibility and whose performance, in the judgment of the committee, has a significant effect on the Company’s success. Under the 1999 Plan, 3,000,000 shares of Common Stock are available for awards. The 1999 Plan provides for the grant of any or all of the following types of awards: stock options, stock appreciation rights, stock awards, cash awards, or other rights or interests. Stock options may be incentive stock options that comply with Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”). Future allocation of awards under the 1999 Plan is not currently determinable as the allocation is dependent upon future decisions to be made by the committee in its sole discretion, and the applicable provisions of the 1999 Plan.

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
Grant of Plan-Based Awards
None of our named executive officers were granted any Zap.Com plan-based awards in Fiscal 2015.
Outstanding Equity Awards at Fiscal Year-End
Our named executive officers did not hold any outstanding equity awards at December 31, 2015.
Option Exercises and Stock Vested
None of our named executive officers exercised any stock options in Fiscal 2015.
Pension Benefits
Zap.Com does not maintain any pension benefits, and therefore none of our named executive officers received any pension benefits from the Company in 2015.
Nonqualified Deferred Compensation
Zap.Com does not maintain any nonqualified deferred contribution or nonqualified deferred compensation plans.
Elements of Post-Termination Compensation and Benefits; Employment Agreements with Named Executive Officers; Payments upon Termination and Change in Control
We do not provide our employees with any post-termination benefits and do not have any employment agreements. However, we have indemnification agreements with certain of our named executive officers, pursuant to which we agreed to indemnify them to the fullest extent of the law.
We are not currently obligated to make any payments or provide any benefits to any named executive officer upon the termination of such named executive officer’s employment, a change of control of the Company, or a change in the named executive officer’s responsibilities.
Director Compensation
Each director who is not an employee of Zap.Com or the Principal Stockholder may be compensated for serving as a director at a set dollar amount to be determined by the Board. In addition, each new non-employee director may, upon joining the Board, be granted options under the 1999 Plan to purchase shares of Zap.Com common stock at the fair market value for the shares at the time of grant. The Board will determine the number and terms of the options to be granted to the new director. All of our directors are employees of Zap.Com and the Principal Stockholder and, therefore, did not receive any compensation in their capacity as directors of Zap.Com for 2015.
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
Compensation Committee Interlocks and Insider Participation
As stated above, we do not have a compensation committee and the Board will determine any compensation decisions that may arise in the future. In Fiscal 2015, the Board did not deliberate on executive officer compensation because we did not pay our executive officers. Omar M. Asali, our President, Chief Executive Officer and Chairman of the Board was a member of the board of directors of HRG in Fiscal 2015. During Fiscal 2015, the board of directors of HRG was responsible for determining the compensation of the executive officers of HRG.
During Fiscal 2015, Mr. Asali served as a director and executive officer of HRG, Messrs. Williams, Nicholson and Sena served as executive officers of HRG and Mr. McKeown served as an officer at HRG. Mr. Asali is also a director of Spectrum Brands, an HRG subsidiary, and Messrs. Asali and Williams are each a director of Fidelity and Guaranty Life, an HRG subsidiary. In general, certain of our directors and executive officers who are currently or were formerly employed by HRG may serve as directors or executive officers of other entities affiliated with HRG from time to time.
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
The Board has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K with management. Based on that review and discussion, the Board believes that the Compensation Discussion and Analysis should be included in this Annual Report on Form 10-K.
THE BOARD OF DIRECTORS
Omar M. Asali, Chairman
George C. Nicholson
John McKeown

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table indicates the number of shares of our Common Stock owned beneficially as of March 7, 2016 by:

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
The following calculations are based upon the shares of our Common Stock issued and outstanding on March 7, 2016 plus the number of such shares of our Common Stock outstanding pursuant to SEC Rule 13d-3(d)(1). Shares of our Common Stock subject to options exercisable within 60 days of March 7, 2016 are deemed outstanding for purposes of computing the percentage of the person holding such option but are not deemed outstanding for computing the percentage of any other person.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
5% Stockholders
HRG Group, Inc. (1)	48,972,258	97.9%
Our Directors and Fiscal 2015 Named Executive Officers
Omar M. Asali (2)	—	—%
George C. Nicholson (2)	—	—%
John McKeown (2)	—	—%
All current directors and executive officers of the Company as a group (3 persons)	—	—%

(1)
HRG’s address is 450 Park Avenue, 29th Floor, New York, NY 10022. As a result of this ownership, HRG may be deemed to control Zap.Com. Beneficial ownership information as of the most recent practicable date regarding HRG’s outstanding common stock can be found in Amendment No.1 to HRG’s Annual Report on Form 10-K/A for the year ended September 30, 2015, filed with the SEC on January 13, 2016.

(2)	The address of Messrs. Asali, Nicholson and McKeown is c/o HRG Group, Inc., 450 Park Avenue, 29th Floor, New York, NY 10022.

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
The Company’s only Related Party Transactions are its service relationship with HRG and a registration rights agreement. Since its inception, Zap.Com has utilized the services of HRG’s management and staff under a shared services agreement that allocated these costs on a percentage of time basis. HRG has waived its rights under the shared services agreement to be reimbursed for these expenses through December 31, 2015. For Fiscal 2015 and 2014, approximately $34,469 and $39,265, respectively, was recorded as contributed capital for these services.
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
Our Board currently performs the functions of the audit committee, and there is no audit committee charter. The Board has determined that Mr. Nicholson qualifies as an “audit committee financial expert,” as defined by Item 407(d)(5)(ii) of Regulation S-K. Due to Mr. Nicholson’s position with HRG, he is not an independent director.
Management is responsible for our internal controls and the financial reporting process. Our independent registered public accounting firm, KPMG LLP (“KPMG”), is responsible for performing an independent audit of our financial statements in accordance with generally accepted auditing standards in the United States of America. The Board’s responsibility is to monitor and oversee these processes.
In this context, the Board has reviewed and discussed with management and KPMG the audited financial statements for Fiscal 2015. The Board has discussed with KPMG the matters that are required to be discussed by the Public Company Accounting Oversight Board Auditing Standard No. 16, Communications with Audit Committees. In addition, KPMG has provided the Board with the written disclosures and the letter required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Board concerning independence and the Board has discussed with KPMG their firm’s independence. The Board has concluded that KPMG’s provision of audit and non-audit services to the Company is compatible with KPMG’s independence.
In reliance on the reviews and discussions referred to above, the Board recommended that the audited financial statements for Fiscal 2015 be included in this Annual Report on Form 10-K.
THE BOARD OF DIRECTORS
Omar M. Asali, Chairman
George C. Nicholson
John McKeown

AUDITORS’ FEES
The Board engaged the independent registered public accounting firm of KPMG to audit the Company’s financial statements for the Company’s Fiscal 2015 and 2014. Audit fees include amounts for the audit of the Company’s annual financial statements and the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, including services related thereto such as tax services, attest services and consents.
Our Board is responsible for pre-approving all audit and permissible non-audit services provided by our independent registered public accounting firms, including KPMG, the Company’s current registered independent public accounting firm. In 2015 and 2014, the Company did not engage KPMG to provide any non-audit services. The Board expects that any pre-approval would generally be provided for up to one year and any pre-approval will be detailed as to the particular service or category of services and will generally be subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the Board regarding the extent of services provided by the registered independent public accountants in accordance with this pre-approval and the fees for the services performed to date. The Board may also pre-approve particular services on a case-by-case basis.
The following table sets forth the professional fees we paid to our independent registered public accounting firm for professional services rendered for Fiscal 2015 and 2014:

	Fiscal
	2015	2014
Audit fees	$55,000	$50,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$55,000	$50,000

PART IV
Item 15. Exhibits, Financial Statements and Schedules
(a) List of Documents Filed:

(1)	Financial Statements
See Index to Financial Statements on Page F-1 following this Part IV.

(2)	Financial Statement Schedules
All schedules have been omitted since they are either not applicable or the information is contained within the accompanying financial statements.
(b) Exhibits:

Exhibit No.	Description of Exhibits
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

31.1*	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.
*Filed herewith
**Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAP.COM CORPORATION (Registrant)

March 9, 2016	By:	/s/ GEORGE C. NICHOLSON
(George C. Nicholson)
Senior Vice President, Chief Accounting Officer and Acting Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ OMAR M. ASALI (Omar M. Asali)	Chief Executive Officer, President (Principal Executive Officer) and Chairman of the Board of Directors	March 9, 2016

/s/ GEORGE C. NICHOLSON (George C. Nicholson)	Senior Vice President, Chief Accounting Officer, Acting Chief Financial Officer (Principal Financial Officer) and Director	March 9, 2016

/s/ JOHN MCKEOWN (John McKeown)	Senior Vice President,Treasurer and Director	March 9, 2016

ZAP.COM CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Zap.Com Corporation:
We have audited the accompanying balance sheets of Zap.Com Corporation (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
New York, New York
March 9, 2016

ZAP.COM CORPORATION
BALANCE SHEETS

	December 31,
	2015	2014
ASSETS:
Current assets:
Cash	$595,514	$748,913
Prepaid expense	5,802	—
Total assets	$601,316	$748,913

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accrued liabilities	$8,896	$18,481
Payable to affiliate	5,802	25,217
Total liabilities	14,698	43,698
Commitments and contingencies (Note 5)
Stockholders’ equity (Note 4):
Preferred stock, $0.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value, 1,500,000,000 shares authorized; 50,004,474 shares issued and outstanding	50,004	50,004
Additional paid-in capital	11,119,717	11,085,248
Accumulated deficit	(10,583,103)	(10,430,037)
Total stockholders’ equity	586,618	705,215
Total liabilities and stockholders’ equity	$601,316	$748,913
See accompanying notes to financial statements.

ZAP.COM CORPORATION
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015	2014	2013
Revenues	$—	$—	$—
Cost of revenues	—	—	—
Gross profit	—	—	—
Operating expenses:
General and administrative (Note 6)	153,066	154,591	168,944
Total operating expenses	153,066	154,591	168,944
Operating loss	(153,066)	(154,591)	(168,944)
Loss before income taxes	(153,066)	(154,591)	(168,944)
Income taxes (Note 3)	—	—	—
Net loss	$(153,066)	$(154,591)	$(168,944)
Net loss per share — basic and diluted (Note 2)	$—	$—	$—
Weighted average common shares outstanding	50,004,474	50,004,474	50,004,474
See accompanying notes to financial statements.

ZAP.COM CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2012	50,004,474	$50,004	$11,008,850	$(10,106,502)	$952,352
Contributed capital from
HRG Group, Inc. for unreimbursed management services and rent (Note 6)	—	—	37,133	—	37,133
Net loss	—	—	—	(168,944)	(168,944)
Balance, December 31, 2013	50,004,474	50,004	11,045,983	(10,275,446)	820,541
Contributed capital from
HRG Group, Inc. for unreimbursed management services and rent (Note 6)	—	—	39,265	—	39,265
Net loss	—	—	—	(154,591)	(154,591)
Balance, December 31, 2014	50,004,474	50,004	11,085,248	(10,430,037)	705,215
Contributed capital from					—
HRG Group, Inc. for unreimbursed management services and rent (Note 6)	—	—	34,469	—	34,469
Net loss	—	—	—	(153,066)	(153,066)
Balance, December 31, 2015	50,004,474	$50,004	$11,119,717	$(10,583,103)	$586,618
See accompanying notes to financial statements.

ZAP.COM CORPORATION
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(153,066)	$(154,591)	$(168,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed capital from HRG Group, Inc. for unreimbursed management services and rent	34,469	39,265	37,133
Changes in operating assets and liabilities:
Prepaid expense	(5,802)	—	—
Accrued liabilities	(9,585)	18,481	—
Payable to affiliates	(19,415)	20,467	(15,408)
Net change in cash due to operating activities	(153,399)	(76,378)	(147,219)
Net change in cash	(153,399)	(76,378)	(147,219)
Cash at beginning of year	748,913	825,291	972,510
Cash at end of year	$595,514	$748,913	$825,291
See accompanying notes to financial statements.

ZAP.COM CORPORATION
NOTES TO FINANCIAL STATEMENTS
Note 1. Business and Organization
Zap.Com Corporation (“Zap.Com” or the “Company”) was formed for the purpose of creating and operating a global network of independently owned websites. Presently, the Company owns the following domain names: betacenter.com, betaworld.com, buybid.com, eatfood.com, instantwinner.com, netcentralbank.com, paranoid.com, thefed.net and zap.com.
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

Note 2. Significant Accounting Policies
Unless otherwise noted on Part IV of this Form 10-K, “Fiscal 2015” refers to the fiscal year ended December 31, 2015, “Fiscal 2014” refers to the fiscal year ended December 31, 2014 and “Fiscal 2013” refers to the fiscal year ended December 31, 2013.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results reported in future periods could differ from these estimates. The Company’s significant estimates relate to the valuation allowance for its deferred income tax assets (see Note 3).
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
A valuation allowance is provided to reduce deferred income tax assets to a level which, more-likely-than-not, will be realized. Primary factors considered by management to determine the amount of the valuation allowance include the estimated taxable income for future years and the limitations on the use of such carryforwards and their expiration dates.
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

Note 3. Income Taxes
As a result of a full valuation allowance provided against deferred tax assets on net operating loss carryforwards, the Company has no resulting income tax benefits for Fiscal 2015, 2014 and 2013. The components of the Company’s deferred income tax assets and associated valuation allowance at December 31, 2015 and December 31, 2014 are as follows:

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$387,640	$334,067
Total deferred tax assets	387,640	334,067
Less: valuation allowance	(387,640)	(334,067)
Net deferred income taxes	$—	$—
The Company believes sufficient uncertainty exists regarding the realizability of its deferred tax assets such that a full valuation allowance is required. As of December 31, 2015, the Company had approximately $1,107,000 of net operating loss carryforwards which will start to expire in 2029. In the event there is another change of control in the ownership of the Company, as defined by the IRC, the annual utilization of the net operating losses could be further limited.
The Company did not have any unrecognized tax benefits related to uncertain tax positions as of December 31, 2015 or 2014. Future amounts of accrued interest and penalties, if any, related to uncertain tax positions would be recorded as a component of income tax expense. The Company does not expect that the amount of unrecognized tax benefits will change significantly in the next twelve months.
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
Under the 1999 Plan, 3,000,000 shares of common stock are available for awards. As of December 31, 2015, there were 3,000,000 shares available for grant under the 1999 Plan. The 1999 Plan provides for the grant of any or all of the following types of awards: stock options, stock appreciation rights, stock awards, cash awards, or other rights or interests. Allocations of awards are made by the Company’s board of directors at its sole discretion within the provisions of the 1999 Plan. As of December 31, 2015 and 2014, there were no cash awards or other rights or interests outstanding under the 1999 Plan.
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
At December 31, 2015 and 2014, the Company had no stock-based compensation awards outstanding and therefore, no unrecognized compensation cost. The Company had no stock-based grants and no options exercised during Fiscal 2015, 2014 and 2013. As a result, there were no stock-based compensation costs recognized in the Company’s statements of operations for Fiscal 2015, 2014 and 2013.

Note 5. Commitments and Contingencies
The Company does not have any commitments or contingencies that it believes may be material to its financial statements.

Note 6. Related Party Transactions
Since its inception, the Company has utilized the services of the management and staff of its Principal Stockholder, under a shared services agreement that allocated these costs on a percentage of time basis. The Company also shares office space with its Principal Stockholder under such agreement. Through December 31, 2015, the Principal Stockholder has waived its rights under the shared services agreement to be reimbursed with cash for these costs, however the Company settled the obligation through a deemed contribution of capital. The Company recorded $34,469, $39,265, and $37,133 as contributed capital for such services for Fiscal 2015, 2014 and 2013, respectively. The Company believes these allocations were made on a reasonable basis; however, they do not necessarily represent the costs that would have been incurred by the Company on a stand-alone basis.
During the year, the Company’s Principal Stockholder paid certain filing related expenses on behalf of the company. The payable to affiliate for such expenses at December 31, 2015 and 2014 was $5,802 and $25,217, respectively.

Note 7. Quarterly Financial Information (Unaudited - See Accompanying Accountants’ Report)

	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Operating loss	(68,681)	(31,079)	(28,962)	(24,344)
Net loss	(68,681)	(31,079)	(28,962)	(24,344)
Net loss per share - basic and diluted	—	—	—	—
	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Operating loss	(54,768)	(29,364)	(27,136)	(43,323)
Net loss	(54,768)	(29,364)	(27,136)	(43,323)
Net loss per share - basic and diluted	—	—	—	—