Form 10-Q
period 2016-03-31
ZAP COM CORP
filed 2016-05-12
CIK 1083243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒    or    ☐
There were 50,004,474 shares of the registrant’s common stock outstanding as of May 9, 2016, $0.001 par value.

ZAP.COM CORPORATION

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
ZAP.COM CORPORATION
CONDENSED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash	$585,711	$595,514
Prepaid expense	5,802	5,802
Total assets	$591,513	$601,316
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other current liabilities	$50,311	$8,896
Payable to affiliate	13,604	5,802
Total liabilities	63,915	14,698
Commitments and contingencies
Stockholders’ equity:
Common stock	50,004	50,004
Additional paid in capital	11,129,828	11,119,717
Accumulated deficit	(10,652,234)	(10,583,103)
Total stockholders’ equity	527,598	586,618
Total liabilities and stockholders’ equity	$591,513	$601,316

See accompanying notes to condensed financial statements.

ZAP.COM CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2016	2015
	(Unaudited)
Revenues	$—	$—
Cost of revenues	—	—
Gross profit	—	—
Operating expenses:
General and administrative	69,131	68,681
Total operating expenses	69,131	68,681
Operating loss	(69,131)	(68,681)
Interest income	—	—
Loss before income taxes	(69,131)	(68,681)
Benefit from income taxes	—	—
Net loss	$(69,131)	$(68,681)
Net loss per common share – basic and diluted	$—	$—
Weighted average common shares outstanding	50,004,474	50,004,474
See accompanying notes to condensed financial statements.

ZAP.COM CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2016	2015
	(Unaudited)
Cash flows from operating activities:
Net loss	$(69,131)	$(68,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed capital from HRG Group, Inc. for unreimbursed management services (Note 2)	10,111	10,793
Changes in operating assets and liabilities:
Prepaid expense	—	(5,130)
Accounts payable and other current liabilities	41,415	28,402
Payable to affiliate	7,802	(25,217)
Net cash used in operating activities	(9,803)	(59,833)
Net decrease in cash	(9,803)	(59,833)
Cash at beginning of period	595,514	748,913
Cash at end of period	$585,711	$689,080
See accompanying notes to condensed financial statements.

ZAP.COM CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
The unaudited condensed financial statements included herein have been prepared by Zap.Com Corporation (“Zap.Com” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 9, 2016. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2016.

Note 2. Related Party Transactions
Since its inception, the Company has utilized the services of the management and staff of HRG Group, Inc. (the Company’s “Principal Stockholder”), under a shared services agreement that allocated these costs on a percentage of time basis. The Company also shares office space with its Principal Stockholder under such agreement. Through March 31, 2016, the Principal Stockholder has waived its rights under the shared services agreement to be reimbursed for these costs. The Company recorded approximately $10,111 and $10,793 as contributed capital for such services for the three months ended March 31, 2016 and 2015, respectively. The Company believes these allocations were made on a reasonable basis; however, they do not necessarily represent the costs that would have been incurred by the Company on a stand-alone basis.
The Company’s Principal Stockholder pays certain costs of being a public company on behalf of the Company and the corresponding payables are settled periodically. At March 31, 2016 and December 31, 2015, the payable to affiliate related to such transactions were $13,604 and $5,802, respectively.

Note 3. Subsequent Events

On April 8, 2016, the Company entered into an Agreement of Purchase and Sale (the “Domain Sale Agreement”) with Intram Investment Co., an Ohio corporation (“Intram”). Pursuant to the Domain Sale Agreement, and subject to the terms and conditions set forth therein, Intram will purchase from the Company the rights to the Zap.Com domain name and all domain names that the Company has the rights to for $375,000. The closing is expected to take place on or prior to July 7, 2016 and the Company expects to recognize a gain on the sale of approximately $375,000 upon closing of the transaction. In connection with the completion of the sale, the Company expects to change its corporate name.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Zap.Com Corporation (the “Company,” “Zap.Com,” “we,” “us,” or “our”) should be read in conjunction with our unaudited condensed financial statements included elsewhere in this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2016. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” in “Part II — Other Information” of this report. You should consider our forward-looking statements in light of our unaudited condensed financial statements, related notes, and other financial information appearing elsewhere in this report, our Form 10-K and our other filings with the SEC.
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
On April 8, 2016, the Company entered into an Agreement of Purchase and Sale (the “Domain Sale Agreement”) with Intram Investment Co., an Ohio corporation (“Intram”), to sell the rights to the Zap.Com domain name and all domain names that the Company has the rights to for $375,000. See Note 3, Subsequent Events to the accompanying unaudited condensed financial statements for additional information.
Results of Operations
For the three months ended March 31, 2016 and 2015, our operations consisted of the following:
Revenues. We had no revenues for the three months ended March 31, 2016 and 2015, and we do not presently have any revenue-generating business.
Cost of Revenues. We had no cost of revenues for the three months ended March 31, 2016 and 2015.
General and Administrative Expenses. General and administrative expenses consist primarily of legal and accounting professional services, printing and filing costs, expenses allocated for services by our Principal Stockholder under a shared services agreement, and various other costs. General and administrative expenses increased by $450 to $69,131 for the three months ended March 31, 2016 from $68,681 for the three months ended March 31, 2015.
Liquidity and Capital Resources
We have not generated any significant revenue since our inception. As a result, our primary source of liquidity has been from our initial capitalization. At March 31, 2016, our cash balance was $585,711.
Since our inception, we have utilized services of the management and staff and occupied office space of our Principal Stockholder under a shared services agreement that allocated these costs. Our Principal Stockholder has waived its rights under the shared services agreement to be reimbursed these costs through March 31, 2016. For the three months ended March 31, 2016 and 2015, we recorded approximately $10,111 and $10,793, respectively, as contributed capital for these services.
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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements at March 31, 2016 that have or are reasonably likely to have a current or future material effect on our financial position, results of operations or cash flows.
Summary of Cash Flows
Cash used in operating activities was $9,803 for the three months ended March 31, 2016 compared to $59,833 for the three months ended March 31, 2015. The decrease in cash used in operating activities was primarily due to timing of payments on outstanding balances due to affiliates and third parties during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.
We had no cash flows from financing or investing activities for the three months ended March 31, 2016 and 2015.
Recent Accounting Pronouncements Not Yet Adopted
As of the date of this report, there are no recent accounting pronouncements that have not yet been adopted that we believe would have a material impact on our financial statements.
Critical Accounting Policies and Estimates
As of March 31, 2016, our critical accounting policies and estimates have not changed materially from those set forth in our 2015 Form 10-K.
Contractual Obligations
We do not have any long-term debt obligations, capital leases obligations, operating lease obligations or purchase obligations at March 31, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We do not have any market risk exposure to changes in interest rates, foreign currency exchange rates, equity prices or commodity prices at March 31, 2016. We had no outstanding derivative instruments or long-term debt at March 31, 2016.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls Over Financial Reporting
An evaluation was performed under the supervision of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended March 31, 2016. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls
Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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
Forward-looking statements are not guarantees of performance. You should understand that the following important factors, in addition to those discussed in “Part I-Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2016 (the “Form 10-K”), could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements.
Important factors that could affect our future results include, without limitation, the following:

•	The impact of our limited assets and no source of revenue;

•	The possibility that we might dispose of our assets and/or liquidate our operations;

•	The controlling effect of HRG Group, Inc. (our “Principal Stockholder” or “HRG”) whose interests may conflict with interests of our other stockholders;

•	The impact of a determination that we are an investment company;

•	The impact of not, or not being able to, identify or successfully complete any business combination, acquisition or similar transaction;

•	The impact of our not selecting a specific industry or industries in which to acquire or develop a business;

•	The impact of insubstantial disclosure relating to prospective new businesses;

•	The impact of the structure of an acquisition or business combination on our stockholders;

•	The impact of management devoting insignificant time to our activities;

•	The impact of significant competition for acquisition candidates;

•	The impact of our categorization as a “shell company” as that term is used in the SEC’s rules;

•	The effect of a limited public market for our common stock on the trading activity and market value of our stock;

•	The potential liabilities from being a member of our Principal Stockholder’s consolidated tax group;

•	The effect of our intention not to pay any cash dividends on our common stock;

•	The effect of the anti-takeover provisions in our corporate documents on the market price of our common stock;

•	The volatility of our common stock, including the effect of a substantial amount of our common stock being eligible for sale into the market on our stock price;

•	The impact of delays or difficulty in satisfying the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 or negative reports concerning our internal controls; and

•	Failure to complete the transactions contemplated by the Agreement of Purchase and Sale (the “Domain Sale Agreement”) with Intram Investment Co., an Ohio corporation (“Intram”).
Some of the above-mentioned factors are described in further detail in the section entitled “Risk Factors” set forth in our Form 10-K. You should assume the information appearing in this report is accurate only as of March 31, 2016 or as otherwise specified herein, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the U.S. and the rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors

When considering an investment in the Company, you should carefully consider the risk factors discussed in the Company’s Form 10-K, as well as the risk factor below. Any of these risk factors could materially and adversely affect the Company’s business, financial condition and results of operations, and these risk factors are not the only risks that the Company may face. Additional risks and uncertainties not presently known to the Company or that are not currently believed to be material also may adversely affect the Company. With the exception of the additional risk factor discussed below, there have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A, of the Form 10-K.

Failure to complete the transactions contemplated by the Domain Sale Agreement could have an adverse impact on our liquidity.

A failure to complete the transactions contemplated by the Domain Sale Agreement on a timely basis or at all could negatively impact the liquidity of the Company and may cause the price of the Company’s common stock to decline. In addition, the Company will remain liable for its transaction costs that will be payable even if the transactions contemplated by the Domain Sale Agreement are not completed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAP.COM CORPORATION
(Registrant)

Dated:	May 12, 2016	By:	/s/ GEORGE C. NICHOLSON

Senior Vice President, Chief Accounting Officer and Acting Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)