Form 10-Q
period 2016-06-30
NZCH Corp
filed 2016-08-09
CIK 1083243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 000-27729

  NZCH Corporation
(Exact name of registrant as specified in its charter)

Nevada	76-0571159
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
450 Park Avenue, 29th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)
(212) 906-8555
(Registrant’s telephone number, including area code)

Zap.Com Corporation
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒   or    ☐
There were 50,004,474 shares of the registrant’s common stock outstanding as of August 5, 2016, $0.001 par value.

NZCH CORPORATION

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
NZCH CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash	$888,170	$595,514
Prepaid expense	5,254	5,802
Total assets	$893,424	$601,316
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other current liabilities	$15,625	$8,896
Payable to affiliate	5,254	5,802
Total liabilities	20,879	14,698
Commitments and contingencies
Stockholders’ equity:
Common stock	50,004	50,004
Additional paid in capital	11,139,687	11,119,717
Accumulated deficit	(10,317,146)	(10,583,103)
Total stockholders’ equity	872,545	586,618
Total liabilities and stockholders’ equity	$893,424	$601,316

See accompanying notes to condensed financial statements.

NZCH CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	—
Gross profit	—	—	—	—
Operating expenses:
General and administrative	39,912	31,079	109,043	99,760
Total operating expenses	39,912	31,079	109,043	99,760
Operating loss	(39,912)	(31,079)	(109,043)	(99,760)
Gain on sale of domain names	375,000	—	375,000	—
Income (loss) before income taxes	335,088	(31,079)	265,957	(99,760)
Benefit from income taxes	—	—	—	—
Net income (loss)	$335,088	$(31,079)	$265,957	$(99,760)
Net income (loss) per common share – basic and diluted	$0.01	$—	$0.01	$—
Weighted average common shares outstanding – basic and diluted	50,004,474	50,004,474	50,004,474	50,004,474
See accompanying notes to condensed financial statements.

NZCH CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2016	2015
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$265,957	$(99,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed capital from HRG Group, Inc. for unreimbursed management services (Note 2)	19,970	19,108
Gain on sale of domain names	(375,000)	—
Changes in operating assets and liabilities:
Prepaid expense	548	(5,130)
Accounts payable and other current liabilities	6,729	1,456
Payable to affiliate	(548)	(20,087)
Net cash used in operating activities	(82,344)	(104,413)
Cash flows from investing activities:
Sale of domain names	375,000	—
Net cash provided by investing activities	375,000	—
Net increase (decrease) in cash	292,656	(104,413)
Cash at beginning of period	595,514	748,913
Cash at end of period	$888,170	$644,500
See accompanying notes to condensed financial statements.

NZCH CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
The unaudited condensed financial statements included herein have been prepared by NZCH Corporation (“NZCH” or the “Company”, formerly Zap.Com Corporation) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 9, 2016. The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2016.
On June 21, 2016, the Company sold the Zap.Com Corporation domain name and its other domain names to a third party for$375,000 (the “Domain Sale”). The Company recognized a gain on the Domain Sale for the same amount for the three and six months ended June 30, 2016. The Company will utilize net operating losses to offset the tax effects on the gain on the Domain Sale and there was a release of previously recorded valuation allowance on the Company’s deferred tax assets during the three and six months ended June 30, 2016. Effective June 21, 2016, the Company also changed its name from Zap.Com Corporation to NZCH Corporation.

Note 2. Related Party Transactions
Since its inception, the Company has utilized the services of the management and staff of HRG Group, Inc. (the Company’s “Principal Stockholder”), under a shared services agreement that allocated these costs on a percentage of time basis. The Company also shares office space with its Principal Stockholder under such agreement. Through June 30, 2016, the Principal Stockholder has waived its rights under the shared services agreement to be reimbursed for these costs. The Company recorded approximately $9,859 and $8,315 as contributed capital for such services for the three months ended June 30, 2016 and 2015, respectively and $19,970 and $19,108 for the six months ended June 30, 2016 and 2015, respectively. The Company believes these allocations were made on a reasonable basis; however, they do not necessarily represent the costs that would have been incurred by the Company on a stand-alone basis.
The Company’s Principal Stockholder pays certain costs of being a public company on behalf of the Company and the corresponding payables are settled periodically. At June 30, 2016 and December 31, 2015, the payable to affiliate related to such transactions were $5,254 and $5,802, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of NZCH Corporation (formerly Zap.Com Corporation, the “Company,” “NZCH,” “we,” “us,” or “our”) should be read in conjunction with our unaudited condensed financial statements included elsewhere in this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2016. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” in “Part II — Other Information” of this report. You should consider our forward-looking statements in light of our unaudited condensed financial statements, related notes, and other financial information appearing elsewhere in this report, our Form 10-K and our other filings with the SEC.
Overview
The Company was incorporated in Nevada in 1999 for the purpose of creating and operating a global network of independently owned web sites. HRG Group, Inc. (our “Principal Stockholder” or “HRG”) owns approximately 98% of our outstanding common stock. Currently, we have no business operations, other than complying with our reporting requirements under the Securities Exchange Act of 1934. We may search for assets or businesses to acquire so that we may in the future become an operating company, or we may sell assets and/or liquidate our operations. We have no present plans, proposals, arrangements or understandings with respect to a business combination or acquisition of any specific business.
Results of Operations
For the three and six months ended June 30, 2016 and 2015, our operations consisted of the following:
Revenues. We had no revenues for the three and six months ended June 30, 2016 and 2015, and we do not presently have any revenue-generating business.
Cost of Revenues. We had no cost of revenues for the three and six months ended June 30, 2016 and 2015.
General and Administrative Expenses. General and administrative expenses consist primarily of legal and accounting professional services, printing and filing costs, expenses allocated for services by our Principal Stockholder under a shared services agreement, and various other costs. General and administrative expenses increased by $8,833 to $39,912 for the three months ended June 30, 2016 from $31,079 for the three months ended June 30, 2015. General and administrative expenses increased by $9,283 to $109,043 for the six months ended June 30, 2016 from $99,760 for the six months ended June 30, 2015. The increases were due to the legal expenses associated with the Domain Sale.
Gain on Sale of Domain Names. The gain from the Domain Sale was $375,000 for the three and six months ended June 30, 2016.
On June 21, 2016, the Company sold the Zap.Com Corporation domain name and its other domain names to a third party for$375,000 (the “Domain Sale”). The Company recognized a gain on the Domain Sale for the same amount for the three and six months ended June 30, 2016. The Company will utilize net operating losses to offset the tax effects on the gain on the Domain Sale and there was a release of previously recorded valuation allowance on the Company’s deferred tax assets during the three and six months ended June 30, 2016.
Liquidity and Capital Resources
Our primary source of liquidity has been from our initial capitalization and the Domain Sale. We have not generated any other significant revenue since our inception. At June 30, 2016, our cash balance was $888,170.
Since our inception, we have utilized services of the management and staff and occupied office space of our Principal Stockholder under a shared services agreement that allocated these costs. Our Principal Stockholder has waived its rights under the shared services agreement to be reimbursed these costs through June 30, 2016. For the three months ended June 30, 2016 and 2015, we recorded approximately $9,859 and $8,315, respectively, as contributed capital for these services and for the six months ended June 30, 2016 and 2015, we recorded approximately $19,970 and $19,108, respectively.
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

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements at June 30, 2016 that have or are reasonably likely to have a current or future material effect on our financial position, results of operations or cash flows.
Summary of Cash Flows
Cash used for operating activities was $82,344 for the six months ended June 30, 2016 compared to $104,413 for the six months ended June 30, 2015. The decrease in cash used in operating activities was primarily due to the timing of settlements of intercompany payables.
Cash provided by investing activities was $375,000 for the six months ended June 30, 2016 related to the Domain Sale during the six months ended June 30, 2016.
We had no cash flows from financing activities for the six months ended June 30, 2016 and 2015.
Recent Accounting Pronouncements Not Yet Adopted
As of the date of this report, there are no recent accounting pronouncements that have not yet been adopted that we believe would have a material impact on our financial statements.
Critical Accounting Policies and Estimates
As of June 30, 2016, our critical accounting policies and estimates have not changed materially from those set forth in our 2015 Form 10-K.
Contractual Obligations
We do not have any long-term debt obligations, capital leases obligations, operating lease obligations or purchase obligations at June 30, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We do not have any market risk exposure to changes in interest rates, foreign currency exchange rates, equity prices or commodity prices at June 30, 2016. We had no outstanding derivative instruments or long-term debt at June 30, 2016.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that, as of June 30, 2016, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls Over Financial Reporting
An evaluation was performed under the supervision of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended June 30, 2016. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II: OTHER INFORMATION
FORWARD-LOOKING STATEMENTS
CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.
NZCH Corporation (formerly Zap.Com Corporation, referred to as the “Company,” “we,” “us,” or “our”) has made forward-looking statements in this Quarterly Report on Form 10-Q that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of our management. Generally, forward-looking statements include information concerning possible or assumed future actions, events or results of operations of our Company. Forward-looking statements include, without limitation, the information regarding our assets and operations and management’s plans for the Company.
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
Important factors that could affect our future results include, without limitation, the following:

•	The impact of our limited assets and no source of revenue;

•	The possibility that we might dispose of our assets and/or liquidate our operations;

•	The controlling effect of HRG Group, Inc. (our “Principal Stockholder” or “HRG”) whose interests may conflict with interests of our other stockholders;

•	The impact of a determination that we are an investment company;

•	The impact of not, or not being able to, identify or successfully complete any business combination, acquisition or similar transaction;

•	The impact of our not selecting a specific industry or industries in which to acquire or develop a business;

•	The impact of insubstantial disclosure relating to prospective new businesses;

•	The impact of the structure of an acquisition or business combination on our stockholders;

•	The impact of management devoting insignificant time to our activities;

•	The impact of significant competition for acquisition candidates;

•	The impact of our categorization as a “shell company” as that term is used in the SEC’s rules;

•	The effect of a limited public market for our common stock on the trading activity and market value of our stock;

•	The potential liabilities or loss of benefits associated with being a member of our Principal Stockholder’s consolidated tax group;

•	The effect of our intention not to pay any cash dividends on our common stock;

•	The effect of the anti-takeover provisions in our corporate documents on the market price of our common stock;

•	The volatility of our common stock, including the effect of a substantial amount of our common stock being eligible for sale into the market on our stock price; and

•	The impact of delays or difficulty in satisfying the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 or negative reports concerning our internal controls.
Some of the above-mentioned factors are described in further detail in the section entitled “Risk Factors” set forth in our Form 10-K. You should assume the information appearing in this report is accurate only as of June 30, 2016 or as otherwise specified herein, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the U.S. and the rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors

When considering an investment in the Company, you should carefully consider the risk factors discussed in the Company’s Form 10-K and last quarterly reports on Form 10-Q (together "Form 10-Qs"). Any of these risk factors could materially and adversely affect the Company’s business, financial condition and results of operations, and these risk factors are not the only risks that the Company may face. Additional risks and uncertainties not presently known to the Company or that are not currently believed to be material also may adversely affect the Company. There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A, of the Form 10-K and Part II, Item IA, of our Form 10-Qs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description of Exhibits
2.1	Agreement and Plan of Merger, dated as of June 21, 2016 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 22, 2016 (File No. 0-27729)).
3.1(a)
Restated Articles of Incorporation of NZCH Corporation, dated as of June 21, 2016 (incorporated herein by reference to Exhibit 3.1(a) to the Company’s Current Report on Form 8-K filed June 22, 2016 (File No. 0-27729)).

3.1(b)	Articles of Merger, dated as of June 21, 2016 (incorporated herein by reference to Exhibit 3.1(b) to the Company’s Current Report on Form 8-K filed June 22, 2016 (File No. 0-27729)).
3.2
Second Amended and Restated By-Laws of NZCH Corporation, dated as of June 28, 2016 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 28, 2016 (File No. 0-27729)).

10.1
Agreement of Purchase and Sale, dated as of April 8, 2016, by and between Zap.Com Corporation and Intram Investment Co. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 8, 2016 (File No. 0-27729)).

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

NZCH CORPORATION
(Registrant)

Dated:	August 9, 2016	By:	/s/ GEORGE C. NICHOLSON

Senior Vice President, Chief Accounting Officer and Acting Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)