Form 10-Q
period 2016-09-30
NZCH Corp
filed 2016-10-26
CIK 1083243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒   or    ☐
There were 50,004,474 shares of the registrant’s common stock outstanding as of October 21, 2016, $0.001 par value.

NZCH CORPORATION

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
NZCH CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash	$862,603	$595,514
Prepaid expense	3,941	5,802
Total assets	$866,544	$601,316
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other current liabilities	$6,692	$8,896
Payable to affiliate	—	5,802
Total liabilities	6,692	14,698
Commitments and contingencies
Stockholders’ equity:
Common stock	50,004	50,004
Additional paid in capital	11,146,937	11,119,717
Accumulated deficit	(10,337,089)	(10,583,103)
Total stockholders’ equity	859,852	586,618
Total liabilities and stockholders’ equity	$866,544	$601,316

See accompanying notes to condensed financial statements.

NZCH CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	—
Gross profit	—	—	—	—
Operating expenses:
General and administrative	19,943	28,962	128,986	128,722
Total operating expenses	19,943	28,962	128,986	128,722
Operating loss	(19,943)	(28,962)	(128,986)	(128,722)
Gain on sale of domain names	—	—	375,000	—
(Loss) income before income taxes	(19,943)	(28,962)	246,014	(128,722)
Benefit from income taxes	—	—	—	—
Net (loss) income	$(19,943)	$(28,962)	$246,014	$(128,722)
Net (loss) income per common share – basic and diluted	$—	$—	$—	$—
Weighted average common shares outstanding – basic and diluted	50,004,474	50,004,474	50,004,474	50,004,474
See accompanying notes to condensed financial statements.

NZCH CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2016	2015
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$246,014	$(128,722)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Contributed capital from HRG Group, Inc. for unreimbursed management services (Note 2)	27,220	26,578
Gain on sale of domain names	(375,000)	—
Changes in operating assets and liabilities:
Prepaid expense	1,861	(5,130)
Accounts payable and other current liabilities	(2,204)	(4,587)
Payable to affiliate	(5,802)	(25,217)
Net cash used in operating activities	(107,911)	(137,078)
Cash flows from investing activities:
Sale of domain names	375,000	—
Net cash provided by investing activities	375,000	—
Net increase (decrease) in cash	267,089	(137,078)
Cash at beginning of period	595,514	748,913
Cash at end of period	$862,603	$611,835
See accompanying notes to condensed financial statements.

NZCH CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
The unaudited condensed financial statements included herein have been prepared by NZCH Corporation (“NZCH” or the “Company”, formerly Zap.Com Corporation) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 9, 2016. The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2016.
On June 21, 2016, the Company sold its domain names, including the Zap.Com domain name, to a third party for $375,000 (the “Domain Sale”). The Company recognized a gain on the Domain Sale for the nine months ended September 30, 2016. The Company will utilize net operating losses to offset the tax effects on the gain on the Domain Sale and there was a release of previously recorded valuation allowance on the Company’s deferred tax assets during the nine months ended September 30, 2016. Effective June 21, 2016, the Company also changed its name from Zap.Com Corporation to NZCH Corporation.

Note 2. Related Party Transactions
Since its inception, the Company has utilized the services of the management and staff of HRG Group, Inc., its principal stockholder (the Company’s “Principal Stockholder”), under a shared services agreement that allocated these costs on a percentage of time basis. The Company also shares office space with its Principal Stockholder under such agreement. Through September 30, 2016, the Principal Stockholder has waived its rights under the shared services agreement to be reimbursed for these costs. The Company recorded approximately $7,250 and $7,470 as contributed capital for such services for the three months ended September 30, 2016 and 2015, respectively, and $27,220 and $26,578 for the nine months ended September 30, 2016 and 2015, respectively. The Company believes these allocations were made on a reasonable basis; however, they do not necessarily represent the costs that would have been incurred by the Company on a stand-alone basis.
The Company’s Principal Stockholder pays certain costs of being a public company on behalf of the Company and the corresponding payables are settled periodically. At December 31, 2015, the payable to the Principal Stockholder related to such transactions was $5,802. As of September 30, 2016, there were no payables to the Principal Stockholder with respect to such expenses.

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
Overview
The Company was incorporated in Nevada in 1999 for the purpose of creating and operating a global network of independently owned web sites. HRG Group, Inc. (our “Principal Stockholder” or “HRG”) owns approximately 98% of our outstanding common stock. Currently, we have no business operations, other than complying with our reporting requirements under the Securities Exchange Act of 1934. While we may search for assets or businesses to acquire, we expect that we will in the future wind-down and/or liquidate our operations.
Results of Operations
For the three and nine months ended September 30, 2016 and 2015, our operations consisted of the following:
Revenues. We had no revenues for the three and nine months ended September 30, 2016 and 2015, and we do not presently have any revenue-generating business.
Cost of Revenues. We had no cost of revenues for the three and nine months ended September 30, 2016 and 2015.
General and Administrative Expenses. General and administrative expenses consist primarily of legal and accounting professional services, printing and filing costs, expenses allocated for services by our Principal Stockholder under a shared services agreement, and various other costs. General and administrative expenses decreased by $9,019 to $19,943 for the three months ended September 30, 2016 from $28,962 for the three months ended September 30, 2015 and increased by $264 to $128,986 for the nine months ended September 30, 2016 from $128,722 for the nine months ended September 30, 2015.
Gain on Sale of Domain Names. On June 21, 2016, the Company sold its domain names, including the Zap.Com domain name, to a third party for $375,000 (the “Domain Sale”). The Company recognized a gain on the Domain Sale of $375,000 for the nine months ended September 30, 2016. The Company will utilize net operating losses to offset the tax effects on the gain on the Domain Sale and there was a release of previously recorded valuation allowance on the Company’s deferred tax assets during the nine months ended September 30, 2016.
Liquidity and Capital Resources
Our primary source of liquidity has been from our initial capitalization and the Domain Sale. We have not generated any other significant revenue since our inception. At September 30, 2016, we held a cash balance of $862,603.
Since our inception, we have utilized services of the management and staff and occupied office space of our Principal Stockholder under a shared services agreement that allocated these costs. Our Principal Stockholder has waived its rights under the shared services agreement to be reimbursed these costs through September 30, 2016. For the three months ended September 30, 2016 and 2015, we recorded approximately $7,250 and $7,470, respectively, as contributed capital for these services and for the nine months ended September 30, 2016 and 2015, we recorded approximately $27,220 and $26,578, respectively.
As of September 30, 2016, we had a cash balance of $862,603 and owned certain other intangible assets to which we ascribe no value. We believe that we have sufficient resources to satisfy our existing liabilities and our anticipated operating expenses for the next twelve months. Until such time as we actively pursue a business combination, asset acquisition or liquidate our operations, we expect these expenses to consist mainly of general and administrative expenses incurred in connection with maintaining our status as a public reporting company. We have no commitments for capital expenditures and foresee none, except for possible future business combinations or asset acquisitions. In order to effect a business combination or asset acquisition, however, we may need additional financing. There is no assurance that any such financing will be available or available on terms favorable or acceptable to us.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements at September 30, 2016 that have or are reasonably likely to have a current or future material effect on our financial position, results of operations or cash flows.

Summary of Cash Flows
Cash used for operating activities was $107,911 for the nine months ended September 30, 2016 compared to $137,078 for the nine months ended September 30, 2015. The decrease in cash used in operating activities was primarily due to the timing of settlements of intercompany payables.
Cash provided by investing activities was $375,000 for the nine months ended September 30, 2016 related to the Domain Sale during the nine months ended September 30, 2016.
We had no cash flows from financing activities for the nine months ended September 30, 2016 and 2015.
Recent Accounting Pronouncements Not Yet Adopted
As of the date of this report, there are no recent accounting pronouncements that have not yet been adopted that we believe would have a material impact on our financial statements.
Critical Accounting Policies and Estimates
As of September 30, 2016, our critical accounting policies and estimates have not changed materially from those set forth in our 2015 Form 10-K.
Contractual Obligations
We do not have any long-term debt obligations, capital leases obligations, operating lease obligations or purchase obligations at September 30, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We do not have any market risk exposure to changes in interest rates, foreign currency exchange rates, equity prices or commodity prices at September 30, 2016. We had no outstanding derivative instruments or long-term debt at September 30, 2016.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that, as of September 30, 2016, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls Over Financial Reporting
An evaluation was performed under the supervision of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2016. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II: OTHER INFORMATION
FORWARD-LOOKING STATEMENTS
CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.
NZCH Corporation (formerly Zap.Com Corporation, referred to as the “Company,” “we,” “us,” or “our”) has made forward-looking statements in this Quarterly Report on Form 10-Q that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of our management. Generally, forward-looking statements include information concerning possible or assumed future actions, events or results of operations of our Company. Forward-looking statements include, without limitation, the information regarding our operations and management’s plans for the Company.
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
Important factors that could affect our future results include, without limitation, the following:

•	The impact of having no source of revenue;

•	The possibility that we might wind-down and/or liquidate our operations;

•	The controlling effect of HRG Group, Inc. (our “Principal Stockholder” or “HRG”) whose interests may conflict with interests of our other stockholders;

•	The impact of a determination that we are an investment company;

•	The impact of delays or difficulty in satisfying the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 or negative reports concerning our internal controls;

•	The impact of management devoting insignificant time to our activities;

•	The impact of not, or not being able to, identify or successfully complete any business combination, acquisition or similar transaction, to the extent we decide to search for such opportunities;

•
The impact of significant competition for acquisition candidates and the structure of an acquisition or business combination on us or our stockholders, in each case to the extent we elect to pursue such a strategy;

•	The impact of our categorization as a “shell company” as that term is used in the SEC’s rules;

•	The effect of a limited public market for our common stock on the trading activity and market value of our stock;

•	The potential liabilities or loss of benefits associated with being a member of our Principal Stockholder’s consolidated tax group;

•	The effect of our intention not to pay any cash dividends on our common stock;

•	The effect of the anti-takeover provisions in our corporate documents on the market price of our common stock; and

•	The volatility of our common stock, including the effect of a substantial amount of our common stock being eligible for sale into the market on our stock price.
Some of the above-mentioned factors are described in further detail in the section entitled “Risk Factors” set forth in our Form 10-K. You should assume the information appearing in this report is accurate only as of September 30, 2016 or as otherwise specified herein, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the U.S. and the rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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

NZCH CORPORATION
(Registrant)

Dated:	October 25, 2016	By:	/s/ GEORGE C. NICHOLSON

Senior Vice President, Chief Accounting Officer and Acting Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)