Form 10-K
period 2016-12-31
NZCH Corp
filed 2017-03-16
CIK 1083243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒    or    ☐
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was $113,544. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, corporate officers and holders of 10% or more of the Company’s common stock.
There were 50,004,474 shares of the registrant’s common stock outstanding as of March 13, 2017, $0.001 par value.
Documents Incorporated By Reference:
None.

PART I
FORWARD-LOOKING STATEMENTS
CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.
NZCH Corporation (formerly Zap.Com Corporation, referred to as the “Company,” “NZCH,” “we,” “us,” or “our”) has made forward-looking statements in this Annual Report on Form 10-K (this “Form 10-K”) that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of our management. Generally, forward-looking statements include information concerning possible or assumed future actions, events or results of operations of the Company. Forward-looking statements include, without limitation, the information regarding our assets and operations and management’s plans for the Company.
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
Important factors that could affect our future results include, without limitation, the following:

•	The impact of having no source of revenue;

•	The impact of our inability to effectively or successfully implement our business strategy;

•	The impact of HRG Group, Inc. (our “Principal Stockholder” or “HRG”) deciding not to maintain its investment in the Company;

•	The controlling effect of our Principal Stockholder whose interests may conflict with interests of our other stockholders;

•	The impact of a determination that we are an investment company;

•	The impact of the structure of an acquisition or business combination on our stockholders;

•	The impact of management devoting insignificant time to our activities;

•	The impact of delays or difficulty in satisfying the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 or negative reports concerning our internal controls;

•	The impact of our categorization as a “shell company” as that term is used in the Securities and Exchange Commission’s (the “SEC”) rules;

•	The effect of a limited public market for our common stock on the trading activity and market value of our stock;

•	The potential liabilities or loss of benefits associated with being a member of our Principal Stockholder’s consolidated tax group;

•	The effect of our intention not to pay any cash dividends on our common stock;

•	The effect of the anti-takeover provisions in our corporate documents on the market price of our common stock; and

•	The volatility of our common stock, including the effect of a substantial amount of our common stock being eligible for sale into the market on our stock price.
Some of the above-mentioned factors are described in further detail in the section entitled “Risk Factors” set forth below. You should assume the information appearing in this Form 10-K is accurate only as of December 31, 2016 or as otherwise specified herein, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the U.S. and the rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.
Unless otherwise noted on Part I, II and III of this Form 10-K, “Fiscal 2016” refers to the fiscal year ended December 31, 2016, “Fiscal 2015” refers to the fiscal year ended December 31, 2015 and “Fiscal 2014” refers to the fiscal year ended December 31, 2014.

Item 1. Business
General
The Company was incorporated in Nevada in 1999 for the purpose of creating and operating a global network of independently owned websites. During Fiscal 2016, the Company sold its domain names, including the zap.com domain name.
HRG, our Principal Stockholder, owns approximately 99.5% of our outstanding common stock. Currently, we have no business operations, other than complying with our reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). While its possible that we may search for assets or businesses to acquire so that we may in the future become an operating company, we expect, although there can be no assurance, that we will wind down our business, liquidate our operations and/or dissolve the Company.
We have broad discretion in selecting a business strategy for the Company and there can be no assurance that we will be successful in implementing such a strategy. If we elect to pursue a business combination, we have broad discretion in identifying and selecting both the industries and the possible acquisition or business combination opportunities. We have not identified a specific industry to focus on and have no present plans, proposals, arrangements or understandings with respect to a business combination or acquisition. See “Risk Factors” elsewhere in this report for further discussion.
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
We have adopted a Code of Ethics and Business Conduct that applies to all of our directors and key employees, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. We will provide without charge, upon request, a copy of the Code of Ethics and Business Conduct. Anyone wishing to obtain a copy should write to NZCH Corporation, Investor Relations, 450 Park Avenue, 29th Floor, New York, New York 10022.
Financial Information about Industry Segments
We follow the accounting guidance which establishes standards for the way companies report information about operating segments in annual financial statements and for related disclosures about products and services, geographic areas and major customers. We have determined that we do not have any separately reportable operating segments.
Employees
At December 31, 2016, we employed three executive personnel. These employees are also employees of our Principal Stockholder and do not receive a salary or bonus from the Company. In the normal course of business, we may, from time to time, contract personnel to supplement our employee base to meet our business needs. We believe that our employee relations are generally satisfactory.

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
We have no source of revenue; our ability to manage our business is highly dependent on our business strategy and there can be no assurance that we will be able to effectively or successfully implement our business strategy.
We have had no significant revenues since our inception and we do not expect to have revenues in the near future. Accordingly, our ability to manage our business is highly dependent on the implementation of our business strategy. We have broad discretion in selecting a business strategy for the Company and there can be no assurance that we will be able to effectively or successfully implement such business strategy.
While it is possible that we may search for assets or businesses to acquire so that we may in the future become an operating company, we expect, although there can be no assurance, that we will wind down our business, liquidate our operations and/or dissolve the Company.
If we elect to wind down our business, liquidate our operations and/or dissolve the Company, we expect to incur costs and expenses and may experience delays and difficulties with respect to this process.
If we elect to search for assets or businesses to acquire, we expect to incur costs and expenses and may experience delays and difficulties with respect to this process. To date, we have not identified any particular industry or business on which to concentrate our efforts. Accordingly, our current stockholders and prospective investors have no basis to evaluate the comparative risks and merits of investing in the industry of any business we may acquire, and we can provide no assurance we will acquire any businesses or that any investment will ultimately prove to be favorable to us. In any event, stockholders and potential investors will likely not have access to any information about any new business until a transaction is completed (if any) and we have filed a report with the SEC disclosing the nature of the transaction and/or business.
Our Principal Stockholder is under no obligation to maintain its investment in the Company and may dispose of its holdings at any time. A result, a substantial amount of our common stock is eligible for sale into the market and this could depress our stock price.
Our Principal Stockholder is under no obligation to maintain its investment in the Company and may dispose of its holdings at any time. Such disposition may be conducted through one or more public or private transactions without prior notice or disclosure.
Sales of a substantial number of shares of our common stock in the future could cause the market price of our common stock to decline. As of the date of this report, we have outstanding 50,004,474 shares of common stock, of which our Principal Stockholder owns 49,730,905 shares, with the remainder owned by other stockholders. Additionally, we have 3,000,000 shares of common stock reserved for issuance under our 1999 Plan. As of March 13, 2017, we had no stock options outstanding and 3,000,000 shares available for issuance under the plan.
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
As of March 13, 2017, our Principal Stockholder owns approximately 99.5% of our outstanding common stock. As a result, the directors and officers of our Principal Stockholder are able to control the outcome of substantially all matters submitted to our stockholders for approval, including the election of directors and any proposed merger, liquidation, transfer or encumbrance of a substantial portion of our assets, or amendment to our charter to change our authorized capitalization.
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

We are dependent on certain key personnel and our affiliation with our Principal Stockholder; our Principal Stockholder and its affiliates will exercise significant influence over us and our business activities; and business activities and other matters that affect our Principal Stockholder and certain key personnel could adversely affect our ability to execute our business strategy.
We are dependent upon the skills, experience and efforts of Omar M. Asali, who serves as the Chairman of our Board of Directors, Chief Executive Officer and President, as well as other personnel, each of whom is also an employee of our Principal Stockholder. As a result of their positions with our Company, such persons have significant influence over our business strategy and make most of the significant policy and managerial decisions of our Company. Mr. Asali has informed HRG that he plans to leave HRG and the Company during HRG’s fiscal year ending September 30, 2017. While we expect to find a suitable replacement for Mr. Asali, there can be no assurance that we will find such a replacement or that the Company and/or HRG will not experience the loss of the services of other senior executives.
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
As of December 31, 2016, our management had not had any contact or discussions regarding, and there are no present plans, proposals or arrangements to acquire, any specific assets, property or business. Accordingly, it is unclear whether such an acquisition or business combination would take the form of an exchange of capital stock, a merger or an asset acquisition. However, because we have limited resources, an acquisition or business combination, if any, is likely to involve the issuance of our capital stock.
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
As of December 31, 2016, there was a limited public market for our common stock. Our common stock is currently quoted on the Over-the-Counter Bulletin Board Quarterly Trade (“OTCQB”), under the symbol “ZPCM”, and an investor may find it difficult to obtain accurate quotations as to the market value of our stock. The trading price of our common stock is highly volatile and could be subject to fluctuations based on a number of factors, some of which are beyond our control. Accordingly, we cannot provide any assurance that investors in our common stock will receive any return or any portion of the cost of their investment in our common stock upon a disposition or in the event we decide to wind down our business, liquidate our operations and/or dissolve the Company.
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
NZCH Corporation (formerly Zap.Com Corporation, the “Company,” “NZCH,” “we,” “us,” or “our”) common stock began trading on November 30, 1999 on the predecessor market to OTCQB under the symbol “ZPCM.” Each of OTCQB and its predecessor market is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTCQB and its predecessor market quotations reflect inter-dealer prices, without retail mark up, mark down or commission, and are not necessarily representative of actual transactions, and may not be indicative of the value of the common stock or the existence of an active market. Historically, the level of trading in our common stock has been sporadic and limited and there is no assurance that an active trading market will develop which will provide liquidity for the Company’s stockholders.
The following table presents quarterly high and low bid and sale prices for the Company’s common stock reported by the OTCQB and its predecessor market for the three months ended:

	Bid Information(a)		Sales Price(a)
	High Bid	Low Bid	High Price	Low Price
12/31/2016	$1.50	$0.26	$1.00	$0.30
9/30/2016	1.75	0.60	1.30	1.00
6/30/2016	1.00	0.11	0.52	0.11
3/31/2016	0.60	0.50	0.60	0.25
12/31/2015	0.70	0.01	0.70	0.03
9/30/2015	1.00	0.70	0.85	0.70
6/30/2015	1.30	0.70	1.01	1.00
3/31/2015	1.25	0.08	1.50	1.25

(a)	As reflected in the ZPCM-NZCH Corp report of OTCQB and its predecessor market for Fiscal 2016 and 2015.
As of March 13, 2017, there were approximately 1,006 holders of record of our common stock. This number does not include the stockholders for whom shares are held in a “nominee” or “street” name.
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
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of December 31, 2016:

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

Performance Graph
Set forth below is a line-graph presentation comparing the cumulative stockholder return on our common stock against cumulative total returns of the following: (a) the Russell 2000 and (b) a peer group of companies compiled using their Standard Industrial Classification (“SIC”) Codes and small market capitalizations. The performance graph shows total return on investment for the period beginning December 31, 2011 and ending December 31, 2016.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among NZCH Corporation, the Russell 2000 Index, and a Peer Group

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
-$50
12/11
12/12
12/13
12/14
12/15
12/16
NZCH Corporation
Russell 2000
Peer Group

*$100 invested on 12/31/11 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

The Company was not able to identify a published industry or line-of-business index that it thinks is comparable to both the Company’s business and assets and its limited market capitalization. Instead, the Company selected a peer group, in good faith, consisting of the following companies: Navios Maritime Acquisition Corp., Omni Ventures Inc., Arete Industries Inc., National Patent Development Corp. (subsequently re-named Wright Investors Service Holdings, Inc.), Ameriwest Petroleum Corp. (subsequently re-named Falconridge Oil Technologies Corp.) and Black Diamond Inc. NZCH chose these companies because of their SIC Codes and because their market capitalizations are small. The Company believes that this group of companies provides a reasonable basis for comparing total stockholder returns.
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

	Fiscal
	2016	2015	2014	2013	2012
Income Statement Data:
Revenues	$—	$—	$—	$—	$—
Operating loss	(155,639)	(153,066)	(154,591)	(168,944)	(232,910)
Gain on sale of domain names	375,000
Interest income	—	—	—	—	833
Net income (loss)	$219,361	$(153,066)	$(154,591)	$(168,944)	$(232,077)
Net income (loss) per share-basic and diluted	—	—	—	—	—
Weighted average common shares outstanding	50,004,474	50,004,474	50,004,474	50,004,474	50,004,474
Balance Sheet Data (as of year end):
Cash	840,890	595,514	748,913	825,291	972,510
Total assets	844,662	601,316	748,913	825,291	972,510
Total liabilities	3,421	14,698	43,698	4,750	20,158
Total stockholders’ equity	841,241	586,618	705,215	820,541	952,352

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Introduction
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of NZCH should be read in conjunction with Item 6, “Selected Financial Data,” and our accompanying financial statements and related notes (the “Financial Statements”) referred to in Item 8 of this Annual Report on Form 10-K (this “Form 10-K”). Certain statements we make under this Item 7 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” at the beginning of Part I of this Form 10-K. You should consider our forward-looking statements in light of our Financial Statements and other financial information appearing elsewhere in this Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”).
Overview
The Company was incorporated in Nevada in 1999 for the purpose of creating and operating a global network of independently owned websites. During Fiscal 2016, the Company sold its domain names, including the zap.com domain name.
HRG, our Principal Stockholder, owns approximately 99.5% of our outstanding common stock. Currently, we have no business operations, other than complying with our reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). While its possible that we may search for assets or businesses to acquire so that we may in the future become an operating company, we expect, although there can be no assurance, that we will wind down our business, liquidate our operations and/or dissolve the Company.
We have broad discretion in selecting a business strategy for the Company and there can be no assurance that we will be successful in implementing such a strategy. If we elect to pursue a business combination, we have broad discretion in identifying and selecting both the industries and the possible acquisition or business combination opportunities. We have not identified a specific industry to focus on, have no present plans, proposals, arrangements or understandings with respect to a business combination or acquisition. See “Risk Factors” elsewhere in this report for further discussion.
Results of Operations
For Fiscal 2016, 2015 and 2014, our operations consisted of the following:
Revenues. We had no revenues for Fiscal 2016, 2015 and 2014, and we do not presently have any revenue-generating business.
Cost of Revenues. We had no cost of revenues for Fiscal 2016, 2015 and 2014.
General and Administrative Expenses. General and administrative expenses consist primarily of legal and accounting professional services, printing and filing costs, expenses allocated for services by our Principal Stockholder under a shared services agreement, and various other costs. General and administrative expenses increased by $2,573 to $155,639 for Fiscal 2016 from $153,066 for Fiscal 2015. General and administrative expenses decreased by $1,525 to $153,066 for Fiscal 2015 from $154,591 for Fiscal 2014.
Gain on Sale of Domain Names. On June 21, 2016, the Company sold its domain names, including the Zap.Com domain name, to a third party for $375,000 (the “Domain Sale”). The Company recognized a gain on the Domain Sale for Fiscal 2016. The Company will utilize net operating losses to offset the tax effects on the gain on the Domain Sale and there was a release of previously recorded valuation allowance on the Company’s deferred tax assets during Fiscal 2016.
Liquidity and Capital Resources
We have not generated any significant revenue since our inception. As a result, our primary source of liquidity has been from our initial capitalization.
Since our inception, we have utilized services of the management and staff and occupied office space of our Principal Stockholder under a shared services agreement that allocated these costs. Our Principal Stockholder has waived its rights under the shared services agreement to be reimbursed these costs through December 31, 2016. For Fiscal 2016, 2015 and 2014, we recorded approximately $35,262, $34,469, and $39,265, respectively, as contributed capital for these services.
As of December 31, 2016, our cash balance was $840,890 and owned certain other intangible assets to which we ascribe no value. We believe that we have sufficient resources to satisfy our existing liabilities and our anticipated operating expenses for the next twelve months. Until such time as we actively pursue a business combination, asset acquisition or liquidate our operations, we expect these expenses to consist mainly of general and administrative expenses incurred in connection with maintaining our status as a public reporting company. We have no commitments for capital expenditures and foresee none, except for possible future business combinations, asset acquisitions or in connection with our liquidation and wind up. In order to effect a business combination, asset acquisition or our liquidation and wind up, however, we may need additional financing. There is no assurance that any such financing will be available or available on terms favorable or acceptable to us.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements at December 31, 2016 that have or are reasonably likely to have a current or future material effect on our financial position, results of operations or cash flows.
Summary of Cash Flows
Cash used in operating activities was $129,624 for Fiscal 2016 compared to $153,399 for Fiscal 2015. The decrease in cash used in operating activities was primarily due to timing of payments on outstanding balances due to affiliates during Fiscal 2016 as compared to Fiscal 2015.
Cash used in operating activities was $153,399 for Fiscal 2015 compared to $76,378 for Fiscal 2014. The increase in cash used in operating activities was primarily due to higher overall expenditures in Fiscal 2015, as well as timing of payments on outstanding balances due to affiliates during Fiscal 2015 as compared to Fiscal 2014.
Cash provided by investing activities was $375,000 for Fiscal 2016 related to the Domain Sale. We had no cash flows related to investing activities for Fiscal 2015 and 2014.
We had no cash flows related to financing activities for Fiscal 2016, 2015 and 2014.
Recent Accounting Pronouncements Not Yet Adopted
There were no relevant recent accounting pronouncements not yet adopted at December 31, 2016.
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
Valuation allowance for deferred income taxes. We have considered and weighted all evidence, both positive and negative, to determine whether it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. As we do not expect the existence of sufficient taxable income in either the carryback or carryforward period under tax law to utilize the deferred tax assets, a full valuation allowance was recorded against our deferred tax assets, totaling $310,864, as of December 31, 2016.
We also apply the accounting guidance for uncertain tax positions which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides information on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We believe that we had no uncertain tax positions as of December 31, 2016 which would be required to be recognized in our financial statements.
Contractual Obligations
We do not have any long-term debt obligations, capital leases obligations, operating lease obligations or purchase obligations at December 31, 2016.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We do not have any market risk exposure to changes in interest rates, foreign currency exchange rates, equity prices or commodity prices at December 31, 2016. We had no outstanding investments, derivative instruments or long-term debt at December 31, 2016.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision of the Company’s management, including our Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including our Principal Executive Officer and the Principal Financial Officer, concluded that, as of December 31, 2016, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
The Company’s management, under the supervision of and with the participation of the Principal Executive Officer and the Principal Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on this assessment, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2016 in accordance with the COSO criteria.
Changes in Internal Controls Over Financial Reporting

An evaluation was performed under the supervision of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended December 31, 2016. Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended December 31, 2016 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information
Appointment of Chief Accounting Officer
On March 15, 2017, the Company appointed George C. Nicholson, 58, to the position of Senior Vice President, Chief Accounting Officer and Chief Financial Officer of the Company. Prior to that, Mr. Nicholson was the Senior Vice President, Chief Accounting Officer and Acting Chief Financial Officer of the Company. Mr. Nicholson is an officer of HRG and receives compensation from HRG for such service. Mr. Nicholson is not separately compensated by the Company for his service as an officer and director of the Company. See Part III - Item 10. Directors, Executive Officers and Corporate Governance of this report for additional information regarding Mr. Nicholson.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
BOARD OF DIRECTORS
NZCH Corporation (formerly Zap.Com Corporation, the “Company,” “NZCH,” “we,” “us,” or “our”) Board of Directors (our “Board”) as of the date of this report consisted of three members, as determined in accordance with our Bylaws (our “Bylaws”). In accordance with our Certificate of Incorporation (our “Charter”), our Board is divided into three classes (designated as Class I, Class II, and Class III, respectively). The three classes are currently comprised of the following directors:
Class I Director
Omar M. Asali, age 46, has served as President and Chief Executive Officer of NZCH since March 2015 and as a director of NZCH since June 2011. He has served as a director of HRG, the Company’s majority stockholder, since May 2011, as its Acting President since June 2011, as its President effective as of October 2011 and as its Chief Executive Officer since March 2015. Mr. Asali is responsible for overseeing the day-to-day activities of HRG, including M&A activity and overall business strategy for HRG and HRG’s underlying subsidiaries. Mr. Asali has been directly involved in all of HRG’s acquisitions across all sectors, and he is actively involved in HRG’s management and investment activities. Mr. Asali is also the Vice Chairman of Spectrum Brands Holdings, Inc. (“Spectrum Brands”) and a member of the Board of Directors of Fidelity & Guaranty Life and Front Street Re (Cayman), Ltd., each of which is a subsidiary of HRG, and a member of the investment committee of HRG’s subsidiaries engaged in asset management. Prior to becoming President of HRG, Mr. Asali was a Managing Director and Head of Global Strategy of Harbinger Capital Partners LLC (“Harbinger Capital”), a significant stockholder of HRG. Prior to joining Harbinger Capital in 2009, Mr. Asali was the co-head of Goldman Sachs Hedge Fund Strategies (“Goldman Sachs HFS”) where he helped manage approximately $25 billion of capital allocated to external managers. Mr. Asali also served as co-chair of the Investment Committee at Goldman Sachs HFS. Before joining Goldman Sachs HFS in 2003, Mr. Asali worked in Goldman Sachs’ Investment Banking Division, providing M&A and strategic advisory services to clients in the High Technology Group. Mr. Asali previously worked at Capital Guidance, a boutique private equity firm. Mr. Asali began his career working for a public accounting firm. Mr. Asali received an M.B.A. from Columbia Business School and a B.S. in Accounting from Virginia Tech. None of the companies Mr. Asali worked with before joining Harbinger Capital is an affiliate of NZCH. See Item 1A. Risk Factors “We are dependent on certain key personnel and our affiliation with our Principal Stockholder; our Principal Stockholder and its affiliates will exercise significant influence over us and our business activities; and business activities and other matters that affect our Principal Stockholder and certain key personnel could adversely affect our ability to execute our business strategy” for discussion of Mr. Asali’s expected departure from the Company.
Class II Director
John McKeown, age 53, has been the Treasurer, Senior Vice President and a director of the Company since July 2015. Mr. McKeown has served as Treasurer and Senior Vice President, Financial Planning and Analysis of HRG, the Company’s majority stockholder, since October 2014 and had previously served as Treasurer and Vice President, Financial Planning and Analysis from July 2013 to October 2014. From March 2012 to March 2013, Mr. McKeown served as Vice President of Financial Planning and Analysis at Frontier Communications. From June 1995 to March 2012, he worked for Reader’s Digest Association, Inc. (“Reader’s Digest”), where he held a progression of financial positions, both in the US and Europe, including Vice President & Chief Financial Officer of International, Vice President of Corporate Finance, Chief Financial Officer of Weekly Reader Publishing Group and Chief Financial Officer of Central & Eastern Europe. Prior to Reader’s Digest, Mr. McKeown was the country Finance Director for DHL Worldwide Express in Romania from 1994 to 1995 and held various positions at LASMO PLC from 1989 to 1994. Mr. McKeown started his career with PricewaterhouseCoopers and held various positions from 1981 to 1989. Mr. McKeown is a UK Chartered Accountant and holds a B.Sc. in Economics (Banking and International Finance) from Cardiff (UWIST) University, UK.
Class III Director
George C. Nicholson, age 58, has been the Senior Vice President, Chief Accounting Officer and Chief Financial Officer, and a director of NZCH since January 2016. Mr. Nicholson has served as the Senior Vice President and Chief Accounting Officer of HRG, the Company’s majority stockholder, since November 2015. On January 20, 2017, Mr. Nicholson was appointed as Chief Financial Officer of HRG. Mr. Nicholson served as Acting Chief Financial Officer from January 4, 2016 to January 20, 2017. Prior to joining HRG, Mr. Nicholson was employed by HAMCO, a subsidiary of HRG, since May 2013. Prior to that, Mr. Nicholson served as Vice President and Controller of Fidelity & Guaranty Life Insurance Company, a subsidiary of HRG, from August 2007 through May 2013. Mr. Nicholson served as Chief Accounting Officer of Capital Bank Corporation from September 2005 to August 2007 and previously held executive positions at Nationwide Mutual Insurance Company and London Pacific Life & Annuity Company. Mr. Nicholson spent 10 years with Ernst & Young ending as a Senior Manager specializing in the energy and financial services industry. Mr. Nicholson is a Certified Public Accountant and holds an M.B.A. degree from the University of Kentucky and a B.B.A. degree from Eastern Kentucky University.

EXECUTIVE OFFICERS
The following sets forth certain information with respect to the executive officers of the Company, as of the date of this report. All officers of the Company serve at the pleasure of the Company’s Board and until their successors are elected and qualified.

Name	Age	Position
Omar M. Asali*	46	Chairman of the board, Chief Executive Officer and President
George C. Nicholson*	58	Senior Vice President, Chief Accounting Officer and Chief Financial Officer
John McKeown*	53	Senior Vice President and Treasurer
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
NZCH Corporation
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
INFORMATION ABOUT COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS
General
NZCH’s Board does not presently maintain any committees since the Board consists only of three directors. Our Bylaws permit the Board to appoint an Executive Committee, an Audit Committee and a Compensation Committee.
NZCH’s Board currently performs the functions of the audit committee and has determined that Mr. Nicholson qualifies as an “audit committee financial expert,” as defined by Item 407(d)(5)(ii) of Regulation S-K. Due to Mr. Nicholson’s position with HRG, he is not an independent director.
Meetings of the Board
During 2016, the Board met nine times. A majority of the stockholders of the Company took action by written consent in lieu of holding an annual meeting of stockholders in 2016.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our directors and executive officers, and persons who own more than 10% of our Common Stock, to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, officers and greater than 10% stockholders are required by the SEC’s regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, and based solely upon a review of the copies of such forms furnished to us and written representations that no other reports were required, we believe that, during Fiscal 2016, all other such filings required to be made by such persons were timely made in accordance with the requirements of the Exchange Act, except that HRG filed one Statement of Changes in Beneficial Ownership on Form 4 reflecting one transaction later than the time prescribed by the SEC.

Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Our Board does not presently maintain a compensation committee because we do not pay any compensation to our senior executives or directors. Our “named executive officers” for Fiscal 2016 were (i) Chairman of the Board, Chief Executive Officer and President, Omar M. Asali; (ii) our Senior Vice President and Treasurer, John McKeown; and (iii) Senior Vice President, Chief Accounting Officer and Chief Financial Officer, George C. Nicholson. Our named executive officers did not receive any salary or bonus from NZCH and devoted a significant portion of their business time to HRG, where they held similar offices during HRG’s Fiscal 2016. These officers, however, devoted such time to NZCH’s affairs as was required to perform their duties to NZCH. NZCH does not provide its employees with any post-termination benefits and does not have any employment agreements.
Because no compensation was paid and no awards were granted under the NZCH 1999 Long-Term Incentive Plan (the “1999 Plan”) to our named executive officers during Fiscal 2016, the Board did not give consideration to any objectives of our compensation program nor give consideration regarding what our compensation program is designed to reward.

Summary Compensation Table
The following table discloses compensation for Fiscal 2016, 2015 and 2014 received by Messrs. Asali, McKeown and Nicholson, each of whom was a “named executive officer” for all or a portion of Fiscal 2016. In addition, the table discloses compensation for Mr. Thomas A. Williams, our former Executive Vice President and Chief Financial Officer. Mr. William’s employment with the Company terminated on January 1, 2016.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Omar M. Asali, Chairman of the Board, President and Chief Executive Officer	2016	—	(1)	—	—	—	—	—	—	—
	2015	—	(1)	—	—	—	—	—	—	—
	2014	—	(1)	—	—	—	—	—	—	—
Thomas A. Williams, Former Executive Vice President and Chief Financial Officer	2016	—	(2)	—	—	—	—	—	—	—
	2015	—	(2)	—	—	—	—	—	—	—
	2014	—	(2)	—	—	—	—	—	—	—
John McKeown, Senior Vice President and Treasurer	2016	—	(3)	—	—	—	—	—	—	—
	2015	—	(3)	—	—	—	—	—	—	—
	2014	—	(3)	—	—	—	—	—	—	—
George C. Nicholson, Senior Vice President, Chief Accounting Officer and Chief Financial Officer	2016	—	(4)	—	—	—	—	—	—	—
	2015	—	(4)	—	—	—	—	—	—	—
	2014	—	(4)	—	—	—	—	—	—	—

(1)
Mr. Asali has served as the Company’s Chairman of the Board, President and Chief Executive Officer since March 2015. In 2016, 2015 and 2014 Mr. Asali was an affiliate of HRG and did not receive any compensation for his services to NZCH.

(2)
From 2012 through January 1, 2016, Mr. Williams served as the Executive Vice President and Chief Financial Officer of NZCH. In 2015 and 2014, NZCH recognized $2,994 and $5,083, respectively as contributed capital from HRG for Mr. William’s annual salary under its shared services agreement with HRG.

(3)
Since December 2014, Mr. McKeown served as the Senior Vice President and Treasurer of NZCH. In 2016, 2015 and 2014, NZCH recognized $3,531, $3,505 and $3,565, respectively as contributed capital from HRG for Mr. McKeown’s annual salary under its shared services agreement with HRG.

(4)
Since January 2016, Mr. Nicholson served as the Senior Vice President, Chief Accounting Officer and Chief Financial Officer of NZCH. In 2016 and 2015, NZCH recognized $1,937 and $464, respectively as contributed capital from HRG for Mr. Nicholson’s annual salary under its shared services agreement with HRG.

1999 Long-Term Incentive Plan
The 1999 Plan was approved by the Board and Zapata Corporation (predecessor to HRG) as NZCH’s sole stockholder in April 1999, and amended in January 2006. Pursuant to the plan, awards may be made to existing and future officers, other employees, consultants and directors of the Company from time to time. The 1999 Plan is intended to promote the long-term financial interests and growth of the Company by providing employees, officers, directors and consultants of the Company with appropriate incentives and rewards to enter into and continue in the employ of, or their relationship with, the Company and to acquire a proprietary interest in the long-term success of the Company and to reward the performance of individual officers, other employees, consultants and directors in fulfilling their responsibilities for long-range achievements.
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
Grant of Plan-Based Awards
None of our named executive officers were granted any NZCH plan-based awards in Fiscal 2016.
Outstanding Equity Awards at Fiscal Year-End
Our named executive officers did not hold any outstanding equity awards at December 31, 2016.
Option Exercises and Stock Vested
None of our named executive officers exercised any stock options in Fiscal 2016.
Pension Benefits
NZCH does not maintain any pension benefits, and therefore none of our named executive officers received any pension benefits from the Company in 2016.
Nonqualified Deferred Compensation
NZCH does not maintain any nonqualified deferred contribution or nonqualified deferred compensation plans.
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
Director Compensation
Each director who is not an employee of NZCH or the Principal Stockholder may be compensated for serving as a director at a set dollar amount to be determined by the Board. In addition, each new non-employee director may, upon joining the Board, be granted options under the 1999 Plan to purchase shares of NZCH common stock at the fair market value for the shares at the time of grant. The Board will determine the number and terms of the options to be granted to the new director. All of our directors are employees of NZCH and the Principal Stockholder and, therefore, did not receive any compensation in their capacity as directors of NZCH for 2016.
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
Compensation Committee Interlocks and Insider Participation
As stated above, we do not have a compensation committee and the Board will determine any compensation decisions that may arise in the future. In Fiscal 2016, the Board did not deliberate on executive officer compensation because we did not pay our executive officers. Omar M. Asali, our President, Chief Executive Officer and Chairman of the Board was a member of the board of directors of HRG in Fiscal 2016. During Fiscal 2016, the board of directors of HRG was responsible for determining the compensation of the executive officers of HRG.
During Fiscal 2016, Mr. Asali served as a director and executive officer of HRG, Mr. Nicholson served as an executive officer of HRG and Mr. McKeown served as an officer of HRG. Mr. Asali is also a director of Spectrum Brands and Fidelity and Guaranty Life, both subsidiaries of HRG. In general, certain of our directors and executive officers who are currently or were formerly employed by HRG may serve as directors or executive officers of other entities affiliated with HRG from time to time.
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
THE BOARD OF DIRECTORS
Omar M. Asali, Chairman
George C. Nicholson
John McKeown

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table indicates the number of shares of our Common Stock owned beneficially as of March 13, 2017 by:

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
The following calculations are based upon the shares of our Common Stock issued and outstanding on March 13, 2017 plus the number of such shares of our Common Stock outstanding pursuant to SEC Rule 13d-3(d)(1). Shares of our Common Stock subject to options exercisable within 60 days of March 13, 2017 are deemed outstanding for purposes of computing the percentage of the person holding such option but are not deemed outstanding for computing the percentage of any other person.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
5% Stockholders
HRG Group, Inc. (1)	49,730,905	99.5%
Our Directors and Fiscal 2016 Named Executive Officers
Omar M. Asali (2)	—	—%
George C. Nicholson (2)	—	—%
John McKeown (2)	—	—%
All current directors and executive officers of the Company as a group (3 persons)	—	—%

(1)
HRG’s address is 450 Park Avenue, 29th Floor, New York, NY 10022. As a result of this ownership, HRG may be deemed to control NZCH. Beneficial ownership information as of December 31, 2016 regarding HRG’s outstanding common stock can be found in Amendment No.1 to HRG’s Annual Report on Form 10-K/A for the year ended September 30, 2016, filed with the SEC on January 27, 2017.

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
The Company’s only Related Party Transactions are its service relationship with HRG and a registration rights agreement. Since its inception, NZCH has utilized the services of HRG’s management and staff under a shared services agreement that allocated these costs on a percentage of time basis. HRG has waived its rights under the shared services agreement to be reimbursed for these expenses through December 31, 2016. For Fiscal 2016 and 2015, approximately $35,262 and $34,469, respectively, was recorded as contributed capital for these services.
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
In this context, the Board has reviewed and discussed with management and KPMG the audited financial statements for Fiscal 2016. The Board has discussed with KPMG the matters that are required to be discussed by the Public Company Accounting Oversight Board Auditing Standard No. 16, Communications with Audit Committees. In addition, KPMG has provided the Board with the written disclosures and the letter required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Board concerning independence and the Board has discussed with KPMG their firm’s independence. The Board has concluded that KPMG’s provision of audit and non-audit services to the Company is compatible with KPMG’s independence.
In reliance on the reviews and discussions referred to above, the Board recommended that the audited financial statements for Fiscal 2016 be included in this Annual Report on Form 10-K.
THE BOARD OF DIRECTORS
Omar M. Asali, Chairman
George C. Nicholson
John McKeown

AUDITORS’ FEES
The Board engaged the independent registered public accounting firm of KPMG to audit the Company’s financial statements for the Company’s Fiscal 2016 and 2015. Audit fees include amounts for the audit of the Company’s annual financial statements and the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, including services related thereto such as tax services, attest services and consents.
Our Board is responsible for pre-approving all audit and permissible non-audit services provided by our independent registered public accounting firms, including KPMG, the Company’s current registered independent public accounting firm. In 2016 and 2015, the Company did not engage KPMG to provide any non-audit services. The Board expects that any pre-approval would generally be provided for up to one year and any pre-approval will be detailed as to the particular service or category of services and will generally be subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the Board regarding the extent of services provided by the registered independent public accountants in accordance with this pre-approval and the fees for the services performed to date. The Board may also pre-approve particular services on a case-by-case basis.
The following table sets forth the professional fees we paid to our independent registered public accounting firm for professional services rendered for Fiscal 2016 and 2015:

	Fiscal
	2016	2015
Audit fees	$40,000	$55,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$40,000	$55,000

PART IV
Item 15. Exhibits, Financial Statements and Schedules
(a) List of Documents Filed:

(1)	Financial Statements
See Index to Financial Statements on Page F-1 following this Part IV.

(2)	Financial Statement Schedules
All schedules have been omitted since they are either not applicable or the information is contained within the accompanying financial statements.
(b) Exhibits:
Effective June 21, 2016, we changed our name from Zap.Com Corporation to NZCH Corporation.

Exhibit No.	Description of Exhibits
2.1	Agreement and Plan of Merger, dated as of June 21, 2016 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 22, 2016 (File No. 0-27729)).
3.1(a)
Restated Articles of Incorporation of NZCH Corporation, dated as of June 21, 2016 (incorporated herein by reference to Exhibit 3.1(a) to the Company’s Current Report on Form 8-K filed June 22, 2016 (File No. 0-27729.))

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

NZCH CORPORATION (Registrant)

March 15, 2017	By:	/s/ GEORGE C. NICHOLSON
(George C. Nicholson)
Senior Vice President, Chief Accounting Officer and Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ OMAR M. ASALI (Omar M. Asali)	Chief Executive Officer, President (Principal Executive Officer) and Chairman of the Board of Directors	March 15, 2017

/s/ GEORGE C. NICHOLSON (George C. Nicholson)	Senior Vice President, Chief Accounting Officer, Chief Financial Officer (Principal Financial Officer) and Director	March 15, 2017

/s/ JOHN MCKEOWN (John McKeown)	Senior Vice President, Treasurer and Director	March 15, 2017

NZCH CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
NZCH Corporation:
We have audited the accompanying balance sheets of NZCH Corporation (formerly known as Zap.Com Corporation, the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
New York, New York
March 15, 2017

NZCH CORPORATION
BALANCE SHEETS

	December 31,
	2016	2015
ASSETS:
Current assets:
Cash	$840,890	$595,514
Prepaid expense	3,772	5,802
Total assets	$844,662	$601,316

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and other current liabilities	$3,421	$8,896
Payable to affiliate	—	5,802
Total liabilities	3,421	14,698
Commitments and contingencies (Note 5)
Stockholders’ equity (Note 4):
Preferred stock, $0.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value, 1,500,000,000 shares authorized; 50,004,474 shares issued and outstanding	50,004	50,004
Additional paid-in capital	11,154,979	11,119,717
Accumulated deficit	(10,363,742)	(10,583,103)
Total stockholders’ equity	841,241	586,618
Total liabilities and stockholders’ equity	$844,662	$601,316
See accompanying notes to financial statements.

NZCH CORPORATION
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2016	2015	2014
Revenues	$—	$—	$—
Cost of revenues	—	—	—
Gross profit	—	—	—
Operating expenses:
General and administrative (Note 6)	155,639	153,066	154,591
Total operating expenses	155,639	153,066	154,591
Operating loss	(155,639)	(153,066)	(154,591)
Gain on sale of domain names	375,000	—	—
Income (loss) before income taxes	219,361	(153,066)	(154,591)
Income taxes (Note 3)	—	—	—
Net income (loss)	$219,361	$(153,066)	$(154,591)
Net income (loss) per share — basic and diluted (Note 2)	$—	$—	$—
Weighted average common shares outstanding	50,004,474	50,004,474	50,004,474
See accompanying notes to financial statements.

NZCH CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2013	50,004,474	$50,004	$11,045,983	$(10,275,446)	$820,541
Contributed capital from
HRG Group, Inc. for unreimbursed management services and rent (Note 6)	—	—	39,265	—	39,265
Net loss	—	—	—	(154,591)	(154,591)
Balance, December 31, 2014	50,004,474	50,004	11,085,248	(10,430,037)	705,215
Contributed capital from					—
HRG Group, Inc. for unreimbursed management services and rent (Note 6)	—	—	34,469	—	34,469
Net loss	—	—	—	(153,066)	(153,066)
Balance, December 31, 2015	50,004,474	50,004	11,119,717	(10,583,103)	586,618
Contributed capital from					—
HRG Group, Inc. for unreimbursed management services and rent (Note 6)	—	—	35,262	—	35,262
Net income	—	—	—	219,361	219,361
Balance, December 31, 2016	50,004,474	$50,004	$11,154,979	$(10,363,742)	$841,241
See accompanying notes to financial statements.

NZCH CORPORATION
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$219,361	$(153,066)	$(154,591)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Contributed capital from HRG Group, Inc. for unreimbursed management services and rent	35,262	34,469	39,265
Gain on sale of domain names	(375,000)	—	—
Changes in operating assets and liabilities:
Prepaid expense	2,030	(5,802)	—
Accounts payable and other current liabilities	(5,475)	(9,585)	18,481
Payable to affiliates	(5,802)	(19,415)	20,467
Net change in cash due to operating activities	(129,624)	(153,399)	(76,378)
Cash flows from investing activities:
Sale of domain names	375,000	—	—
Net change in cash due to investing activities	375,000	—	—
Net change in cash	245,376	(153,399)	(76,378)
Cash at beginning of year	595,514	748,913	825,291
Cash at end of year	$840,890	$595,514	$748,913
See accompanying notes to financial statements.

NZCH CORPORATION
NOTES TO FINANCIAL STATEMENTS
Note 1. Business and Organization
NZCH Corporation (“NZCH” or the “Company”, formerly Zap.Com Corporation) was formed for the purpose of creating and operating a global network of independently owned websites. During the fiscal year ended December 31, 2016, the Company sold its domain names, including the zap.com domain name.
HRG Group, Inc. (the Company’s “Principal Stockholder”) is the holder of approximately 99.5% of NZCH’s outstanding common stock and, prior to its reincorporation in December 2009, was named Zapata Corporation. NZCH has no business operations other than complying with its reporting requirements under the Securities Exchange Act of 1934. NZCH may search for assets or businesses to acquire so that it may in the future become an operating company, or it may sell assets and/or liquidate our operations.
Management believes that NZCH has sufficient resources to satisfy its existing and contingent liabilities and its anticipated operating expenses for at least the next twelve months.
On June 21, 2016, the Company sold its domain names, including the Zap.Com domain name, to a third party for $375,000 (the “Domain Sale”). The Company recognized a gain on the Domain Sale for the fiscal year ended December 31, 2016. The Company will utilize net operating losses to offset the tax effects on the gain on the Domain Sale and there was a release of previously recorded valuation allowance on the Company’s deferred tax assets during the fiscal year ended December 31, 2016. Effective June 21, 2016, the Company also changed its name from Zap.Com Corporation to NZCH Corporation.

Note 2. Significant Accounting Policies
Unless otherwise noted on Part IV of this Form 10-K, “Fiscal 2016” refers to the fiscal year ended December 31, 2016, “Fiscal 2015” refers to the fiscal year ended December 31, 2015 and “Fiscal 2014” refers to the fiscal year ended December 31, 2014.
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
Net Income (Loss) Per Share
Basic and diluted net income (loss) per share has been computed by dividing the net loss by the weighted average number of shares of common stock outstanding.
Subsequent Events
The Company evaluated subsequent events through the date when the financial statements were issued. During this period, the Company did not have any material recognizable, or unrecognizable, subsequent events.

Note 3. Income Taxes
As a result of a full valuation allowance provided against deferred tax assets on net operating loss carryforwards, the Company has no resulting income tax benefits for Fiscal 2016, 2015 and 2014. The components of the Company’s deferred income tax assets and associated valuation allowance at December 31, 2016 and December 31, 2015 are as follows:

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$310,864	$387,640
Total deferred tax assets	310,864	387,640
Less: valuation allowance	(310,864)	(387,640)
Net deferred income taxes	$—	$—
During the year ended December 31, 2016, the Company decreased its valuation allowance for deferred tax assets by $76,776 as a result of a corresponding reduction in NOLs. The Company believes sufficient uncertainty exists regarding the realizability of its deferred tax assets such that a full valuation allowance is required. As of December 31, 2016, the Company had approximately $888,000 of net operating loss carryforwards which will start to expire in 2029. In the event there is another change of control in the ownership of the Company, as defined by the IRC, the annual utilization of the net operating losses could be further limited.
The Company did not have any unrecognized tax benefits related to uncertain tax positions as of December 31, 2016 or 2015. Future amounts of accrued interest and penalties, if any, related to uncertain tax positions would be recorded as a component of income tax expense. The Company does not expect that the amount of unrecognized tax benefits will change significantly in the next twelve months.
The Company has been, and expects to continue to be for the foreseeable future, a member of its Principal Stockholder’s consolidated tax group and is subject to Federal income tax examinations for years after 2012 and state and local income tax examinations for years after 2010. Although the Company has entered into a tax sharing and indemnity agreement with its Principal Stockholder, if the Principal Stockholder or members of its consolidated tax group (other than the Company) fail to pay tax liabilities arising prior to the time that the Company is no longer a member of its Principal Stockholder’s consolidated tax group, the Company could be required to make payments in respect of these tax liabilities and these payments could materially adversely affect its financial condition.

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
Under the 1999 Plan, 3,000,000 shares of common stock are available for awards. As of December 31, 2016, there were 3,000,000 shares available for grant under the 1999 Plan. The 1999 Plan provides for the grant of any or all of the following types of awards: stock options, stock appreciation rights, stock awards, cash awards, or other rights or interests. Allocations of awards are made by the Company’s board of directors at its sole discretion within the provisions of the 1999 Plan. As of December 31, 2016 and 2015, there were no cash awards or other rights or interests outstanding under the 1999 Plan.
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
Stock awards may consist of shares of common stock and may provide for voting rights and dividend equivalent rights. The Company may specify conditions for awards, including vesting service and performance conditions. Vesting conditions may include, without limitation, provision for acceleration in the case of a change-in-control of the Company, and performance conditions, including, without limitation, conditions based on achievement of specific business objectives, increases in specified indices and attaining specified growth measures or rates.
At December 31, 2016 and 2015, the Company had no stock-based compensation awards outstanding and therefore, no unrecognized compensation cost. The Company had no stock-based grants and no options exercised during Fiscal 2016, 2015 and 2014. As a result, there were no stock-based compensation costs recognized in the Company’s Statements of Operations for Fiscal 2016, 2015 and 2014.

Note 5. Commitments and Contingencies
The Company does not have any commitments or contingencies that it believes may be material to its financial statements.

Note 6. Related Party Transactions
Since its inception, the Company has utilized the services of the management and staff of its Principal Stockholder, under a shared services agreement that allocated these costs on a percentage of time basis. The Company also shares office space with its Principal Stockholder under such agreement. Through December 31, 2016, the Principal Stockholder has waived its rights under the shared services agreement to be reimbursed with cash for these costs, however the Company settled the obligation through a deemed contribution of capital. The Company recorded $35,262, $34,469, and $39,265 as contributed capital for such services for Fiscal 2016, 2015 and 2014, respectively. The Company believes these allocations were made on a reasonable basis; however, they do not necessarily represent the costs that would have been incurred by the Company on a stand-alone basis.
The Company’s Principal Stockholder pays certain filing related expenses on behalf of the Company. The payable to affiliate for such expenses at December 31, 2015 was $5,802.

Note 7. Quarterly Financial Information (Unaudited - See Accompanying Accountants’ Report)

	Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Operating loss	(69,131)	(39,912)	(19,943)	(26,653)
Net (loss) income	(69,131)	335,088	(19,943)	(26,653)
Net (loss) income per share - basic and diluted	—	—	—	—
	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Operating loss	(68,681)	(31,079)	(28,962)	(24,344)
Net loss	(68,681)	(31,079)	(28,962)	(24,344)
Net loss per share - basic and diluted	—	—	—	—