Form 10-Q
period 2017-03-31
NZCH Corp
filed 2017-05-15
CIK 1083243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒   or    ☐
There were 50,004,474 shares of the registrant’s common stock outstanding as of May 9, 2017, $0.001 par value.

NZCH CORPORATION

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
NZCH CORPORATION
CONDENSED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash	$801,347	$840,890
Prepaid expense	1,314	3,772
Total assets	$802,661	$844,662
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other current liabilities	$4,459	$3,421
Total liabilities	4,459	3,421
Commitments and contingencies
Stockholders’ equity:
Common stock	50,004	50,004
Additional paid in capital	11,164,399	11,154,979
Accumulated deficit	(10,416,201)	(10,363,742)
Total stockholders’ equity	798,202	841,241
Total liabilities and stockholders’ equity	$802,661	$844,662

See accompanying notes to condensed financial statements.

NZCH CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2017	2016
	(Unaudited)
Revenues	$—	$—
Cost of revenues	—	—
Gross profit	—	—
Operating expenses:
General and administrative	52,459	69,131
Total operating expenses	52,459	69,131
Operating loss	(52,459)	(69,131)
Loss before income taxes	(52,459)	(69,131)
Benefit from income taxes	—	—
Net loss	$(52,459)	$(69,131)
Net loss per common share – basic and diluted	$—	$—
Weighted average common shares outstanding	50,004,474	50,004,474
See accompanying notes to condensed financial statements.

NZCH CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2017	2016
	(Unaudited)
Cash flows from operating activities:
Net loss	$(52,459)	$(69,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed capital from HRG Group, Inc. for unreimbursed management services (Note 2)	9,420	10,111
Changes in operating assets and liabilities:
Prepaid expense	2,458	—
Accounts payable and other current liabilities	1,038	41,415
Payable to affiliate	—	7,802
Net cash used in operating activities	(39,543)	(9,803)
Net decrease in cash	(39,543)	(9,803)
Cash at beginning of period	840,890	595,514
Cash at end of period	$801,347	$585,711
See accompanying notes to condensed financial statements.

NZCH CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
The unaudited condensed financial statements included herein have been prepared by NZCH Corporation (“NZCH” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 16, 2017. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2017.

Note 2. Related Party Transactions
Since its inception, the Company has utilized the services of the management and staff of HRG Group, Inc., its principal stockholder (the Company’s “Principal Stockholder”), under a shared services agreement that allocated these costs on a percentage of time basis. The Company also shares office space with its Principal Stockholder under such agreement. Through March 31, 2017, the Principal Stockholder has waived its rights under the shared services agreement to be reimbursed for these costs. The Company recorded approximately $9,420 and $10,111 as contributed capital for such services for the three months ended March 31, 2017 and 2016, respectively. The Company believes these allocations were made on a reasonable basis; however, they do not necessarily represent the costs that would have been incurred by the Company on a stand-alone basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of NZCH Corporation (the “Company,” “NZCH,” “we,” “us,” or “our”) should be read in conjunction with our unaudited condensed financial statements included elsewhere in this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2017. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements” in “Part II — Other Information” of this report. You should consider our forward-looking statements in light of our unaudited condensed financial statements, related notes, and other financial information appearing elsewhere in this report, our Form 10-K and our other filings with the SEC.
Overview
The Company was incorporated in Nevada in 1999 for the purpose of creating and operating a global network of independently owned websites. HRG Group, Inc. (our “Principal Stockholder” or “HRG”) owns approximately 99.5% of our outstanding common stock. Currently, we have no business operations, other than complying with our reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). While it is possible that we may search for assets or businesses to acquire so that we may in the future become an operating company, we expect, although there can be no assurance, that we will wind-down our business, liquidate our operations and/or dissolve the Company.
We have broad discretion in selecting a business strategy for the Company and there can be no assurance that we will be successful in implementing such a strategy. If we elect to pursue a business combination, we have broad discretion in identifying and selecting both the industries and the possible acquisition or business combination opportunities. We have not identified a specific industry to focus on, and have no present plans, proposals, arrangements or understandings with respect to a business combination or acquisition.
On April 14, 2017, HRG and Mr. Omar Asali, the Chief Executive Officer (“CEO”) and director of the Company, entered into a Separation and Release Agreement pursuant to which, among other things, Mr. Asali ceased his employment with the Company and resigned from the Board of Directors of the Company. On April 14, 2017, Mr. Joseph S. Steinberg, the CEO and Chairman of the Board of Directors of HRG, was appointed as Chairman of the Board of Directors and CEO of NZCH.
Results of Operations
For the three months ended March 31, 2017 and 2016, our operations consisted of the following:
Revenues. We had no revenues for the three months ended March 31, 2017 and 2016, and we do not presently have any revenue-generating business.
Cost of Revenues. We had no cost of revenues for the three months ended March 31, 2017 and 2016.
General and Administrative Expenses. General and administrative expenses consist primarily of legal and accounting professional services, printing and filing costs, expenses allocated for services by our Principal Stockholder under a shared services agreement, and various other costs. General and administrative expenses decreased by $16,672 to $52,459 for the three months ended March 31, 2017 from $69,131 for the three months ended March 31, 2016, primarily due to lower audit fees.
Liquidity and Capital Resources
We have not generated any significant revenue since our inception. As a result, our primary source of liquidity has been from our initial capitalization.
Since our inception, we have utilized services of the management and staff and occupied office space of our Principal Stockholder under a shared services agreement that allocated these costs. Our Principal Stockholder has waived its rights under the shared services agreement to be reimbursed these costs through March 31, 2017. For the three months ended March 31, 2017 and 2016, we recorded approximately $9,420 and $10,111, respectively, as contributed capital for these services.
As of March 31, 2017, our cash balance was $801,347 and owned certain other intangible assets to which we ascribe no value. We believe that we have sufficient resources to satisfy our existing liabilities and our anticipated operating expenses for the next twelve months. Until such time as we actively pursue a business combination, asset acquisition or liquidate our operations, we expect these expenses to consist mainly of general and administrative expenses incurred in connection with maintaining our status as a public reporting company. We have no commitments for capital expenditures and foresee none, except for possible future business combinations, asset acquisitions or in connection with our liquidation and wind up. In order to effect a business combination, asset acquisition or our liquidation and wind up, however, we may need additional financing. There is no assurance that any such financing will be available or available on terms favorable or acceptable to us.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements at March 31, 2017 that have or are reasonably likely to have a current or future material effect on our financial position, results of operations or cash flows.
Summary of Cash Flows
Cash used in operating activities was $39,543 for the three months ended March 31, 2017 compared to $9,803 for the three months ended March 31, 2016. The increase in cash used in operating activities was primarily due to timing of payments on outstanding balances due to affiliates and third parties, partially offset by lower general and administrative expenses as discussed above, during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.
We had no cash flows related to financing or investing activities for the three months ended March 31, 2017 and 2016.
Recent Accounting Pronouncements Not Yet Adopted
There were no relevant recent accounting pronouncements not yet adopted at March 31, 2017.
Critical Accounting Policies and Estimates
As of March 31, 2017, our critical accounting policies and estimates have not changed materially from those set forth in our Form 10-K.
Contractual Obligations
We do not have any long-term debt obligations, capital leases obligations, operating lease obligations or purchase obligations at March 31, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We do not have any market risk exposure to changes in interest rates, foreign currency exchange rates, equity prices or commodity prices at March 31, 2017. We had no outstanding derivative instruments or long-term debt at March 31, 2017.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls Over Financial Reporting
An evaluation was performed under the supervision of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended March 31, 2017. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II: OTHER INFORMATION
FORWARD-LOOKING STATEMENTS
CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.
NZCH Corporation (referred to as the “Company,” “NZCH,” “we,” “us,” or “our”) has made forward-looking statements in this Quarterly Report on Form 10-Q that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of our management. Generally, forward-looking statements include information concerning possible or assumed future actions, events or results of operations of the Company. Forward-looking statements include, without limitation, the information regarding our assets and operations and management’s plans for the Company.
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
Forward-looking statements are not guarantees of performance. You should understand that the following important factors, in addition to those discussed in “Part I-Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2017 (the “Form 10-K”), could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements.
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
Some of the above-mentioned factors are described in further detail in the section entitled “Risk Factors” set forth in our Form 10-K. You should assume the information appearing in this report is accurate only as of March 31, 2017 or as otherwise specified herein, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the U.S. and the rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors

When considering an investment in the Company, you should carefully consider the risk factors discussed in the Company’s Form 10-K. Any of these risk factors could materially and adversely affect the Company’s business, financial condition and results of operations, and these risk factors are not the only risks that the Company may face. Additional risks and uncertainties not presently known to the Company or that are not currently believed to be material also may adversely affect the Company. There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A, of the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description of Exhibits
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NZCH CORPORATION
(Registrant)

Dated:	May 15, 2017	By:	/s/ GEORGE C. NICHOLSON

Senior Vice President, Chief Accounting Officer and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)