Form 10-Q
period 2017-09-30
NZCH Corp
filed 2017-10-19
CIK 1083243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒   or    ☐
There were 50,004,474 shares of the registrant’s common stock outstanding as of October 17, 2017, $0.001 par value.

NZCH CORPORATION

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
NZCH CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash	$750,095	$840,890
Prepaid expense	8,699	3,772
Total assets	$758,794	$844,662
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other current liabilities	$2,294	$3,421
Total liabilities	2,294	3,421
Commitments and contingencies
Stockholders’ equity:
Common stock	50,004	50,004
Additional paid in capital	11,180,077	11,154,979
Accumulated deficit	(10,473,581)	(10,363,742)
Total stockholders’ equity	756,500	841,241
Total liabilities and stockholders’ equity	$758,794	$844,662

See accompanying notes to condensed financial statements.

NZCH CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	—
Gross profit	—	—	—	—
Operating expenses:
General and administrative	22,530	19,943	109,839	128,986
Total operating expenses	22,530	19,943	109,839	128,986
Operating loss	(22,530)	(19,943)	(109,839)	(128,986)
Gain on sale of domain names	—	—	—	375,000
(Loss) income before income taxes	(22,530)	(19,943)	(109,839)	246,014
Income tax (benefit) expense	—	—	—	—
Net (loss) income	$(22,530)	$(19,943)	$(109,839)	$246,014
Net income per common share – basic and diluted	$—	$—	$—	$—
Weighted average common shares outstanding – basic and diluted	50,004,474	50,004,474	50,004,474	50,004,474
See accompanying notes to condensed financial statements.

NZCH CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2017	2016
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(109,839)	$246,014
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Contributed capital from HRG Group, Inc. for unreimbursed management services (Note 2)	25,098	27,220
Gain on sale of domain names	—	(375,000)
Changes in operating assets and liabilities:
Prepaid expense	(4,927)	1,861
Accounts payable and other current liabilities	(1,127)	(2,204)
Payable to affiliate	—	(5,802)
Net cash used in operating activities	(90,795)	(107,911)
Cash flows from investing activities:
Sale of domain names	—	375,000
Net cash provided in investing activities	—	375,000
Net (decrease) increase in cash	(90,795)	267,089
Cash at beginning of period	840,890	595,514
Cash at end of period	$750,095	$862,603
See accompanying notes to condensed financial statements.

NZCH CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
The unaudited condensed financial statements included herein have been prepared by NZCH Corporation (“NZCH” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 16, 2017. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2017.

Note 2. Related Party Transactions
Since its inception, the Company has utilized the services of the management and staff of HRG Group, Inc., its principal stockholder (the Company’s “Principal Stockholder”), under a shared services agreement that allocated these costs on a percentage of time basis. The Company also shares office space with its Principal Stockholder under such agreement. Through September 30, 2017, the Principal Stockholder has waived its rights under the shared services agreement to be reimbursed for these costs. The Company recorded approximately $8,197 and $7,250 as contributed capital for such services for the three months ended September 30, 2017 and 2016, respectively, and $25,098 and $27,220 for the nine months ended September 30, 2017 and 2016, respectively. The Company believes these allocations were made on a reasonable basis; however, they do not necessarily represent the costs that would have been incurred by the Company on a stand-alone basis.

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
Results of Operations
For the three and nine months ended September 30, 2017 and 2016, our operations consisted of the following:
Revenues. We had no revenues for the three and nine months ended September 30, 2017 and 2016, and we do not presently have any revenue-generating business.
Cost of Revenues. We had no cost of revenues for the three and nine months ended September 30, 2017 and 2016.
General and Administrative Expenses. General and administrative expenses consist primarily of legal and accounting professional services, printing and filing costs, expenses allocated for services by our Principal Stockholder under a shared services agreement, and various other costs. General and administrative expenses increased by $2,587 to $22,530 for the three months ended September 30, 2017 from $19,943 for the three months ended September 30, 2016. General and administrative expenses decreased $19,147 to $109,839 for the nine months ended September 30, 2017 from $128,986 for the nine months ended September 30, 2016 primarily due to lower audit and filing fees.
Liquidity and Capital Resources
We have not generated any significant revenue since our inception. As a result, our primary source of liquidity has been from our initial capitalization.
Since our inception, we have utilized services of the management and staff and occupied office space of our Principal Stockholder under a shared services agreement that allocated these costs. Our Principal Stockholder has waived its rights under the shared services agreement to be reimbursed these costs through September 30, 2017. For the three months ended September 30, 2017 and 2016, we recorded approximately $8,197 and $7,250, respectively, as contributed capital for these services and for the nine months ended September 30, 2017 and 2016, we recorded approximately $25,098 and $27,220, respectively.
As of September 30, 2017, our cash balance was $750,095 and owned certain other intangible assets to which we ascribe no value. We believe that we have sufficient resources to satisfy our existing liabilities and our anticipated operating expenses for the next twelve months. Until such time as we actively pursue a business combination, asset acquisition or liquidate our operations, we expect these expenses to consist mainly of general and administrative expenses incurred in connection with maintaining our status as a public reporting company. We have no commitments for capital expenditures and foresee none, except for possible future business combinations, asset acquisitions or in connection with our liquidation and wind up. In order to effect a business combination, asset acquisition or our liquidation and wind up, however, we may need additional financing. There is no assurance that any such financing will be available or available on terms favorable or acceptable to us.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements at September 30, 2017 that have or are reasonably likely to have a current or future material effect on our financial position, results of operations or cash flows.
Summary of Cash Flows
Cash used in operating activities was $90,795 for the nine months ended September 30, 2017 compared to $107,911 for the nine months ended September 30, 2016. The decrease in cash used in operating activities was primarily due to timing of payments on outstanding balances due to affiliates and third parties and lower general and administrative expenses as discussed above, during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.
We had no cash flows related to investing activities for the nine months ended September 30, 2017. Cash provided by investing activities was $375,000 for the nine months ended September 30, 2016 related to the Domain Sale during the nine months ended September 30, 2016.
We had no cash flows related to financing activities for the nine months ended September 30, 2017 and 2016.
Recent Accounting Pronouncements Not Yet Adopted
There were no relevant recent accounting pronouncements not yet adopted at September 30, 2017.
Critical Accounting Policies and Estimates
As of September 30, 2017, our critical accounting policies and estimates have not changed materially from those set forth in our Form 10-K.
Contractual Obligations
We do not have any long-term debt obligations, capital leases obligations, operating lease obligations or purchase obligations at September 30, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We do not have any market risk exposure to changes in interest rates, foreign currency exchange rates, equity prices or commodity prices at September 30, 2017. We had no outstanding derivative instruments or long-term debt at September 30, 2017.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that, as of September 30, 2017, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls Over Financial Reporting
An evaluation was performed under the supervision of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of whether any change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2017. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that no significant changes in the Company’s internal controls over financial reporting occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Some of the above-mentioned factors are described in further detail in the section entitled “Risk Factors” set forth in our Form 10-K. You should assume the information appearing in this report is accurate only as of September 30, 2017 or as otherwise specified herein, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the U.S. and the rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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

NZCH CORPORATION
(Registrant)

Dated:	October 19, 2017	By:	/s/ GEORGE C. NICHOLSON

Senior Vice President, Chief Accounting Officer and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)